Form 10QSB
period 2007-08-31
Gurata Gold, Inc.
filed 2007-10-22
CIK 1393284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                August 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number     000-52796

GURATA GOLD, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1403 – 1200 Alberni Street, Vancouver, British Columbia, V6E 1A6, Canada
(Address of principal executive offices)

604-417-9933
(Issuer’s telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [    ] Yes         [ X ]  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes         [    ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 12, 2007
common stock - $0.001 par value	22,000,000

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]

Page - 1

PART I – FINANCIAL INFORMATION

GURATA GOLD, INC.

FINANCIAL STATEMENTS

AS AT AUGUST 31, 2007 AND FOR THE THREE

MONTHS ENDED AUGUST 31, 2007 and 2006

(UNAUDITED)

Page - 2

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET (UNAUDITED)

August 31,
2007

ASSETS

Current assets:

Cash	$2,971
Accounts receivable	210

Total assets	$3,181

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable and accrued liabilities	$4,152
Due to related party	33

Total liabilities	4,185

Commitments and contingencies

Stockholders' deficit:
Common stock; authorized 75,000,000; $0.001 par value; 22,000,000 shares
issued and outstanding at August 31, 2007	22,000
Additional paid in capital	8,250
Deficit accumulated during the exploration stage	(31,254)

Total stockholders' deficit	(1,004)

Total liabilities and stockholders' deficit	$3,181

The accompanying notes are an integral part of these financial statements

Page - 3

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended August 31, 2007	Three Months Ended August 31, 2006	From May 26, 2006 (Inception) to August 31, 2007

Operating Expenses:

Administrative	$2,000	$-	$5,500
Bank charges and interest	106	54	221
Donated rent	-	750	2,750
Donated service fees	-	1,500	5,500
Exploration and development costs	-	-	3,976
Professional fees	10,500	-	10,642
Regulatory	690	-	1,665
Impairment loss on mineral property costs	-	-	1,000

Net loss for the period	$13,296	$2,304	$31,254

Net loss per share:
Basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding:
Basic and diluted	22,000,000	3,554,348

The accompanying notes are an integral part of these financial statements

Page - 4

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31, 2007	Three Months Ended August 31, 2006	From May 26, 2006 (Inception) to August 31, 2007

Cash flow from operating activities:
Net loss	$(13,296)	$(2,304)	$(31,254)
Adjustments to reconcile net loss to net cash used in operting activities:
Donated services and rent	-	2,250	8,250
Impairment loss on mineral property costs	-	-	1,000
Changes in operating assets and liabilities:
Accounts receivable	(210)	-	(210)
Accounts payable and accrued liabilities	510	-	4,152
Due to related party	-	-	33

Net cash used in operating activities	(12,996)	(54)	(18,029)

Cash flows from investing activities:
Acquisition of mineral properties	-	-	(1,000)

Net cash used in investing activities	-	-	(1,000)

Cash flows from financing activities:
Cash from issuance of common stock	-	22,000	22,000

Net cash provided by financing activities	-	22,000	22,000

Increase in cash during the period	(12,996)	21,946	2,971

Cash, beginning of period	15,967	-	-

Cash, end of period	$2,971	$21,946	$2,971

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Page - 5

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
AUGUST 31, 2007
NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Gurata Gold, Inc. (“Gurata”) was incorporated on May 26, 2006, under the laws of the State of Nevada. Gurata’s principal business is the acquisition and exploration of mineral resources in northwestern British Columbia, Canada.  Gurata has not presently determined whether its properties contain mineral reserves that are economically recoverable.  Gurata has not commenced significant operations and is considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 Accounting and Reporting by Development Stage Enterprises.  In these notes, the terms “Company”, “we”, “us” or “our” mean Gurata.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the report on Form SB-2 of Gurata Gold, Inc. for the year ended May 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2007 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2007 included in the Company’s report on Form SB-2.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Gurata considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents.  At August 31, 2007 the Company did not have any cash equivalents.

Mineral Property Costs

The Company has been in the exploration stage since its inception on May 26, 2006 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (“EITF”) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  The Company assesses the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.
Page - 6

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
AUGUST 31, 2007
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Asset Retirement Obligations

SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.    Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life.  At August 31, 2007 the Company did not have any asset retirement obligations.

Financial Instruments

Foreign Exchange Risk

The Company is subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  The Company does not believe that it has any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and accrued liabilities.  The fair value of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. At August 31, 2007 the Company had approximately $3,000 in cash that was not insured.  This cash is on deposit with a large chartered Canadian bank.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Historical cost balances are remeasured using historical exchange rates. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars.  The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Page - 7

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
AUGUST 31, 2007
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The Company’s financial statements are based on a number of estimates, including accruals for estimated accounting, auditing, legal and administrative expenses.

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources.  At August 31, 2007 the Company had no items that represented comprehensive income (loss) and, therefore, did not include a schedule of comprehensive income (loss) in the financial statements.

Basic and Diluted Net (Loss) Per Common Share (“EPS”)

Basic net (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per common share includes the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period).

At August 31, 2007 the Company had issued 22,000,000 common shares respectively, and had no outstanding options or warrants.

Page - 8

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
AUGUST 31, 2007
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS 123(R) was effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.  SFAS 123(R) eliminates the option to use APB 25’s intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

The adoption of SFAS 123(R) did not have a material effect on the Company’s financial condition or results of operations because since inception the Company has not entered into any share-based transactions.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities– including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for sale and trading securities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  We plan to adopt SFAS 159 effective June 1, 2008.  We are in the process of determining the effect, if any, the adoption of SFAS 159 will have on our financial statements.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP was effective for the Company during the third quarter of 2007.  Adoption of this FSP had no impact on our financial position or results of operations.

Page - 9

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
AUGUST 31, 2007
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In September 2006, the FASB issued SFAS 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).   This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or June 1, 2009 for the Company. We do not have a defined benefit postretirement plan and thus the Adoption of SFAS 158 is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements.   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 will be effective for the Company June 1, 2007. Adoption of SFAS 157 is not expected to have a material impact on our condensed financial statements.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109 (“SFAS 109”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 was effective for the Company beginning June 1, 2007. Adoption of  FIN 48 did not have a material impact on our financial statements.

Page - 10

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
AUGUST 31, 2007
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.  SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year.  SFAS 156 was effective for the Company beginning June 1, 2007.  The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS 156 did not have a material impact on our financial statements.

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”) Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.  This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  SFAS 156 was effective for the Company beginning June 1, 2007.  The adoption of SFAS 155 did not have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections.  This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so.  SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”.  SFAS 154 is effective for fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 did not have a material impact on our financial statements.
Page - 11

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
AUGUST 31, 2007
NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods.  At August 31, 2007, the Company had a working capital deficit of $1,004 and had accumulated losses of $31,254 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company recognized donated rent at $250 per month and donated services provided by the President of the Company at $500 per month until April 30, 2007.  Between June 1, 2006 and August 31, 2006 the Company recognized $750 in donated rent and $1,500 in donated services.  From May 26, 2006 (inception) to August 31, 2007 the Company recognized $2,750 in donated rent and $5,500 in donated services.

All of the Company’s mineral claims are registered in the name of the President of the Company and pursuant to a trust agreement are held in trust on behalf of the Company (see Note 5).

On July 11, and August 23, 2006, the Company issued 3,000,000 and 19,000,000 respectively, in common shares to its President (see Note 6).

NOTE 5 - MINERAL PROPERTIES

On December 15, 2006, the Company acquired the Gate 1 mineral claim near Atlin, British Columbia, Canada, comprising an area of 376.49 hectares for $1,000.  During the year ended May 31, 2007, the Company determined that the carrying amount of the mineral property was in excess of its estimated fair value and recognized an impairment loss on mineral property costs of $1,000.

The Company is required to incur approximately $1,400 (CDN$1,505) each year on or before February 10, 2008 and 2009 and approximately $2,800 (CDN$3,012) on or before February 10, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claims (see Note 4).

Page - 12

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
AUGUST 31, 2007
NOTE 6 - COMMON STOCK

On July 11, 2006, the Company issued 3,000,000 common shares at $0.001 per share for cash of $3,000 to its President (see Note 4).

On August 23, 2006, the Company issued 19,000,000 common shares at $0.001 per share for cash of $19,000 to its President (see Note 4).

Page - 13

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain information included in this Form 10-QSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

In connection with the “safe harbor” provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (“Risk Factors” included in our Form SB-2 filed on August 16, 2007). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited financial statements and related notes included in this Form 10-QSB and the audited financial statements and related notes thereto included in our Form SB-2 filed on August 16, 2007.  The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

Gurata Gold, Inc. means “we”, “us” or “our” and will be referred to as such throughout the balance of this document.

Our principal business is the acquisition and exploration of mineral resources in northwestern British Columbia, Canada. We have not presently determined whether our properties contain mineral reserves that are economically recoverable. We have not commenced significant operations and are considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 Accounting and Reporting by Development Stage Enterprises.

We have no operations and if our mineral claims are not successfully developed we will not earn any revenues.

Acquisition of Atlin Mineral Claim

On December 15, 2006 we purchased a mineral claim near Atlin, British Columbia, Canada, comprising an area of 376.488 hectares for $1,000.  Our mineral claim is registered in our President’s name and pursuant to a trust agreement is held in trust on our behalf.

Page - 14

Critical Accounting Policies and Estimates

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require that we make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Other than our accounting for mineral property costs, our critical accounting policies do not involve the choice between alternative methods of accounting. We have applied our critical accounting policies and estimation methods consistently.

Mineral Property Costs

We have been in the exploration stage since inception, May 26, 2006 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. We expense mineral property exploration costs as they are incurred. Mineral property acquisition costs are initially capitalized, when incurred, using the guidance in the Emerging Issues Task Force (“EITF”) 04-02, Whether Mineral Rights are Tangible or Intangible Assets. We assess the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. On December 15, 2006, we acquired the Gate 1 mineral claim near Atlin, British Columbia, Canada, comprising an area of 376.488 hectares for $1,000.  During the year ended May 31, 2007, we determined that the carrying amount of the mineral property was in excess of its estimated fair value and recognized an impairment loss on mineral property costs of $1,000.  During the three months ended August 31, 2007 we expensed $0, in mineral property exploration and development costs.

Once we have determined that a mineral property can be economically developed, as a result of establishing proven and probable reserves, the costs then incurred to develop such property, will be capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars.  We have not to the date of this filing, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Financial Instruments

Foreign Exchange Risk

We are subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  We do not believe that we have any material risk due to foreign currency exchange.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash deposits. On August 31, 2007, we had approximately $3,000 in cash that was not insured.  This cash is on deposit with a large chartered Canadian bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Page - 15

Recent Accounting Pronouncements

Refer to Note 2, of our Notes to the Financial Statements filed on August 16, 2007 on our Form SB-2, for a discussion of our recent accounting standards and pronouncements.

Overview

Our mineral claim is in the Atlin mining district of northwestern British Columbia, Canada.  We purchased the Gate 1 Claim (the “Claim”) on December 15, 2006.  The mineral tenure number is 527388 and the total area of the Claim is 376. 488 hectares.

Our Claim is presently in good standing.  We are required to incur approximately $1,400 (CDN$1,505) each year on or before February 10, 2008 and 2009 and approximately $2,800 (CDN$3,012) on or before February 10, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, to the Province of British Columbia, in order to retain title to the claims.

On January 26, 2007, we received the Geology Report from our consulting geologist and we plan to commence the first phase of our three phase exploration program during the summer of 2008.

Plan of Operation

Exploration Plan

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the exploration of our mineral claim. We currently do not have enough funds to complete our exploration program which we plan to start in the summer of 2008 if the results of our Phase One and Phase Two exploration programs are encouraging. The following is a brief summary of our three phase exploration program:

1.
Before the next anniversary date of our claim is February 10, 2008 we will need to arrange some minor exploration work worth approximately $1,400 (CDN$1,500) or pay the Province of British Columbia approximately $1,400 (CDN$1,500) in lieu of filing exploration expenses in order to keep our claim in good standing.

2.
As recommended by our consulting geologist, we plan to conduct the first phase of our three phase exploration program starting on May 1, 2008. This Phase One exploration program is expected to cost approximately $20,000 (CDN$21,000). A two-person field crew will fly to our claim and will stay for a period of fifteen days. During this period the crew will generally survey the claim seeking any outcroppings and locating streams. An outcropping is a part of a rock formation that appears above the surface of the surrounding land. The crew will use global positioning equipment, take one hundred geochemical samples and take fifteen rock samples. All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by float plane.

3.
The samples obtained during the Phase One exploration program will be analyzed at a laboratory and we will review the results of the Phase One exploration program in the winter of 2008. We will engage our consulting geologist to interpret the results of Phase One.  It is estimated that the analysis and interpretation of results will cost approximately $3,700.  If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a Phase Two program.

4.
If the Phase Two program were to proceed, our consulting geologist has indicated that we should budget approximately $56,000 (CDN$60,000) for our Phase Two program. If we proceed with a Phase Two program we would do so in May 2009. A small crew will fly to our claim and will stay for a period of time to be determined. During this period the crew will continue with Phase One field work including additional sampling and mapping, magnetometer survey, trenching and a small number of diamond drill holes. All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by float plane.

Page - 16

5.
In the case that the Phase Two exploration program takes place, we will review its results in winter 2009. If we are able to continue to confirm elevated metal values at specific hand drilled targets we would consider Phase Two a success and would plan for a Phase Three exploration program. The Phase Three exploration program is expected to cost at least $225,000 ($240,000). At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements. If we go ahead with the Phase Three exploration plan we expect that it would commence in May 2010.

As at August 31, 2007, we had a cash balance of approximately $3,000. If we are able to sell 100% of the offering in our prospectus dated September 6, 2007, of 20,000,000 shares of common stock at $0.005 per share and the results of the Phase One and Phase Two exploration programs are encouraging, we will have to raise additional funds starting in January 2010 so that Phase Three exploration could commence in May 2010.

During the next 12 months, we do not anticipate generating any revenue. If we require additional funds, we anticipate this additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claim. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our Phase Three exploration program. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete our Phase Three exploration program. We have not undertaken any efforts to locate a joint venture partner for Phase Three. If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mineral claim to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•      our ability to raise additional funding;
•      the market price for gold;
•      the results of our proposed exploration programs on the mineral property; and
•      our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant is expected to charge us approximately $1,500 to prepare our quarterly financial statements and approximately $5,000 to prepare our annual financial statements. Our independent auditor is expected to charge us approximately $1,500 to review our quarterly financial statements and approximately $7,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $21,000 to pay for our accounting and audit requirements.

Page - 17

Risks and Uncertainties

There are a number of known material risks and uncertainties that are reasonably likely to have a material impact on our revenues, operations, liquidity and income over the short and long term. The primary risk that we face over the long term is that our mineral claim may not contain a commercially viable mineral deposit. If our mineral claim does not contain a commercially viable deposit, this will have a material effect on our ability to earn revenue and income as we will not be able to sell any minerals.

There are a number of industry-wide risk factors that may affect our business. The most significant industry-wide risk factor is that mineral exploration is an inherently risky business. Very few exploration companies go on to discover economically viable mineral deposits or reserves that ultimately result in an operating mine. In order for us to commence mining operations we face a number of challenges which include finding qualified professionals to conduct our exploration program, obtaining adequate financing to continue our exploration program, locating a viable ore body, partnering with a senior mining company, obtaining mining permits, and ultimately selling minerals in order to generate revenue.

Another important industry-wide risk factor is that the price of commodities can fluctuate based on world demand and other factors. For example, if the price of a mineral were to dramatically decline this could make any ore we have on our mineral claim uneconomical to mine. We and other companies in our business are relying on a price of ore that will allow us to develop a mine and ultimately generate revenue by selling minerals.

Additionally, because our claim is in a remote region of Canada and in an area of inclement weather we face risks and uncertainties relating to the operation of our exploration program. This presents both a short and long term risk to us in that poor weather could delay our exploration program and prevent us from exploring our mineral claim as planned. This is a risk shared by many exploration companies in our business. We have the ability to monitor weather predictions and can preserve capital by not sending exploration crews out in poor weather conditions. However, such weather delays could cause us to not be able to explore our claim and not be able to file valid exploration work with the Province of British Columbia. Failure to file valid exploration work would mean we would have to pay the Province of British Columbia in lieu of exploration in order to keep title to the claim. Payments in lieu of exploration are generally not an efficient use of funds since it does not advance the understanding of a potential mineral deposit. However, these payments are sometimes required in our business.

Finally, we face a risk of not being able to finance our exploration plans. With each unsuccessful attempt at locating a commercially viable mineral deposit we become more and more unattractive in the eyes of investors. For the short term this is less of an issue because we have enough funds to complete the first two phases of our exploration program. However, over the long term this can become a serious issue that is difficult to overcome. Without adequate financing we cannot operate exploration programs. However, this risk is faced by all exploration companies and it is not unique to us.

Functional Currency

Our functional currency is the United States dollar. We have determined that our functional currency is the United States dollar for the following reasons:

•      Our current and future financings are and will be in United States dollars;
•      We maintain our cash holdings in United States dollars only;
•      Any potential sales of gold recovered from our mining claim will be undertaken in United States dollars;
•      Our administrative expenses are undertaken in United States dollars;
•      All cash flows are generated in United States dollars; and
•      Our mining claim is located in Canada, though the exploration expenses are estimated in Canadian
       Dollars these expenses can usually be requested to be billed in United States dollars.

Page - 18

Operations Review

For the three months ended August 31, 2007, we had a net loss of $13,296.  As of August 31, 2007, our current assets consisted of cash of $2,971 and accounts receivable of $210.  When these assets are offset against our current obligations of $4,152 in accounts payable and accrued liabilities and $33 that is due to our President we are left with a working capital deficit of $1,004.   We believe our cash position as of the date of this filing is inadequate to satisfy our working capital needs.  Over the next twelve months we anticipate that our operating costs will be approximately $60,000.

Over the next twelve months, we do not anticipate generating any revenue.  We plan to fund our operations through equity financing from the sale of our common stock or through the sale of a part interest in our Claim.  We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock or that we will be able to sell a part interest in our Claim, to cover our general and administrative expenses or to fund Phase One of our mineral exploration program.

We may consider entering into a joint venture partnership with a major resource company to provide the required funding to complete Phase Two or Three of our mineral exploration program. Although we have not attempted to locate a joint venture partner, if we enter into a joint venture arrangement, we would assign a percentage of our interest in the Claim to our joint venture partner.

Related-Party Transactions

At August 31, 2007, we were indebted to our director in the amount of $33, for an expense he paid on our behalf.  We do not have any loans to our director and we do not have any commitments in place to pay any administrative or director’s fees to any related party. From inception to the date of this filing our director performed his services without compensation and at the date of this filing we have not determined how our director will be compensated.

Our Claims are registered in the name of our director and pursuant to a trust agreement are held in trust on our behalf.

Results of Operations

Comparison of the three months ended August 31, 2007 and 2006.

Overall Results of Operations

During the three months ended August 31, 2007, we had a net loss of $13,296, and for the three months ended August 31, 2006, we had a net loss of $2,304.  The increase in loss was primarily due to an increase in professional fees related to the filing of our SB-2 registration statement.  Over the next twelve months we expect our operating losses to be approximately $60,000.  We expect to cover our operating costs through the issuance of our common shares.

Revenues

We did not have any operating revenues from inception (May 26, 2006) to the date of this filing. To date our activities have been financed through the proceeds of share subscriptions. From inception (May 26, 2006) to the date of this filing, we raised a total of $22,000 from private offerings of our common stock to our director.  Due to the nature of our business we do not expect to have operating revenues within the next year.

Operating Expenses

Our operating expenses increased by $10,992 from $2,304 for the three months ended August 31, 2006 to $13,296 for the three months ended August 31, 2007.  The increase was primarily due to an increase in professional fees of $10,500, for the filing of our SB-2 registration statement in August and an increase in our administrative fees of $2,000 which covered our rent, accounting and service fees for the period.  These increases were offset by decreases in donated rent and service fees totaling $2,250 that were charged in the three months ended August 31, 2006.   Over the next twelve months we expect our operating costs to be approximately $58,900, which includes the following estimated costs:  Phase One of our mineral exploration program of $21,400 (CDN$22,500), $20,000 in administrative costs and $17,500 in professional fees.

Page - 19

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.  We do not have any non-consolidated, special-purpose entities.

Liquidity, Capital Resources and Financial Position

At August 31, 2007, we had a cash balance of $2,971 and negative cash flows from operations of $12,996.  During the three months ended August 31, 2007, we funded our operations with cash that we received from the sale of our common stock to our president during 2006.

The notes to our financial statements as of August 31, 2007 disclose our uncertain ability to continue as a going concern.  We have not and do not expect to generate any revenues to cover our expenses while we are in the exploration stage and as a result we have accumulated a deficit of $31,254 since inception.  As of August 31, 2007, we had $4,185 in current liabilities, when our current liabilities are offset against our current assets of $3,181 we are left with a working capital deficit of $1,004.   Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from our mineral production and control production costs. Based upon current plans, we expect to incur operating losses in future periods.  These factors raise substantial doubt regarding our ability to continue as a going concern. There is no assurance that we will be able to generate revenues in the future. Our financial statements do not give any effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying condensed financial statements.  While we have successfully generated sufficient working capital through the sale of common stock to the date of this filing and we believe that we can continue to do so for the next year, there are no assurances that we will succeed in generating sufficient working capital through the sale of common stock to meet our ongoing cash needs.

             Net Cash Used In Operating Activities

Net cash used in operating activities during the three months ended August 31, 2007, was $12,996.  We used this cash primarily to cover our net loss of $13,296 which was primarily due to professional fees and administrative fees incurred upon filing our SB-2 as well as paying for rent, services, accounting and administrative fees. We also used cash to cover an increase in accounts receivable of $210 due to our pending goods and services tax refund. These uses of cash were offset by an increase in accounts payable and accrued liabilities of $510 caused by an increase in professional fees payable.

            Net Cash Used in Investing Activities

We did not have any investing activities during the three months ended August 31, 2007.

           Net Cash Provided By Financing Activities

We did not have any financing activities during the three months ended August 31, 2007.

Contingencies and Commitments

We had no contingencies or long-term commitments at August 31, 2007.

Contractual Obligations

We did not have any contractual obligation at August 31, 2007.

Internal and External Sources of Liquidity

To date we have funded our operations from the sale of our common stock to our President.

Page - 20

Foreign Exchange

We are subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  We do not believe that we have any material risk due to foreign currency exchange.

Inflation

We do not believe that inflation will have a material impact on our future operations.

Page - 21

Item 3.  Controls and Procedures.

Disclosure Controls and Procedures

Feliberto Gurat, Gurata’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Gurata’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. Gurat has concluded that, as of the Evaluation Date, Gurata’s disclosure controls and procedures are effective in alerting Gurata on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Gurata’s internal controls or, to Gurata’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Gurata carried out this evaluation.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Gurata is not a party to any pending legal proceedings and, to the best of Gurata’s knowledge, none of Gurata’s assets are the subject of any pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Gurata did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Gurata did not sell any unregistered equity securities, except as disclosed below regarding Gurata’s public offering.

On September 6, 2007, the Securities and Exchange Commission declared Gurata’s Form SB-2 Registration Statement effective, file number 333-145498, permitting Gurata to offer up to 20,000,000 shares of common stock at $0.005 per share.  There is no underwriter involved in this public offering.  Gurata has accepted five subscription agreements for a total of $25,000 to date.  To date, Gurata has not spent any of the proceeds and intends on applying the proceeds to its Phase One Exploration program in Spring 2008.  The offering period for the public offering expires on March 3, 2008.

Item 3.  Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Gurata.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information.

During the quarter of the fiscal year covered by this report, Gurata reported all information that was required to be disclosed in a report on Form 8-K.

Item 6.  Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Gurata’s previously filed Form SB-2.

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to Gurata’s registration statement on Form SB-2 filed on August 16, 2007, and incorporated herein by reference.	Filed
3.2	By-Laws, filed as an exhibit to Gurata’s registration statement on Form SB-2 filed on August 16, 2007, and incorporated herein by reference.	Filed
10.1
Property agreement dated December 15, 2006 between Kenneth Ralfs and Feliberto Gurat as Trustee for Gurata, filed as an exhibit to Gurata’s registration statement on Form SB-2 filed on August 16, 2007, and incorporated herein by reference.
Filed
10.2	Trust agreement dated January 17, 2007, filed as an exhibit to Gurata’s registration statement on Form SB-2 filed on August 16, 2007, and incorporated herein by reference.	Filed
14	Financial Code of Ethics, filed as an exhibit to Gurata’s registration statement on Form SB-2 filed on August 16, 2007, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 22

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Gurata Gold, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

GURATA GOLD, INC.

By:/s/ Feliberto Gurat
Dated:     October 22, 2007
Name:      Feliberto Gurat
Title:       CEO and CFO
(Principal Executive Officer and
 Principal Financial Officer)

Page - 23

Exhibit 31

Page - 24

GURATA GOLD, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Feliberto Gurat, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Gurata Gold, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.  The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.  The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  October 22, 2007

/s/ Feliberto Gurat
Feliberto Gurat
Chief Executive Officer

Page - 25

GURATA GOLD, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Feliberto Gurat, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Gurata Gold, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.  The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.  The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  October 22, 2007

/s/ Feliberto Gurat
Feliberto Gurat
Chief Financial Officer

Page - 26

Exhibit 32

Page - 27

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gurata Gold, Inc. (the “Company”) on Form 10-QSB for the period ending August 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Feliberto Gurat, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Feliberto Gurat
Feliberto Gurat
Chief Executive Officer

October 22, 2007

Page - 28

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gurata Gold, Inc. (the “Company”) on Form 10-QSB for the period ending August 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Feliberto Gurat, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Feliberto Gurat
Feliberto Gurat
Chief Financial Officer

October 22, 2007

Page - 29