Form 10QSB
period 2007-11-30
Gurata Gold, Inc.
filed 2008-01-15
CIK 1393284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                 November 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to___________________

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
[ X ] Yes         [    ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 14, 2008
common stock - $0.001 par value	39,000,000

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]
Page - 1

PART I – FINANCIAL INFORMATION

Page - 2

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	Unaudited
	November 30,	May 31,
	2007	2007

ASSETS

Current assets:

Cash	$84,564	$15,967
Accounts receivable	337	-

Total assets	$84,901	$15,967

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$2,010	$3,500
Accrued liabilities	5,000	142
Due to related party	-	33

Total liabilities	7,010	3,675

Commitments and contingencies

Stockholders' equity:
Common stock; authorized 75,000,000; $0.001 par value;
39,000,000 and 22,000,000 shares issued and outstanding
at November 30, 2007 and May 31, 2007	39,000	22,000
Additional paid in capital	76,250	8,250
Deficit accumulated during the exploration stage	(37,359)	(17,958)

Total stockholders' equity	77,891	12,292

Total liabilities and stockholders' equity	$84,901	$15,967

The accompanying notes are an integral part of these financial statements

Page - 3

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,		From May 26, 2006 (Inception) to November 30,
	2007	2006	2007	2006	2007

Operating Expenses:

Administrative	$1,500	$-	$3,500	$-	$7,000
Bank charges and interest	-	18	106	72	221
Donated rent	-	750	-	1,500	2,750
Donated service fees	-	1,500	-	3,000	5,500
Exploration and development costs	-	22	-	22	3,976
Professional fees	3,418	-	13,918	-	14,060
Regulatory	1,187	-	1,877	-	2,852
Impairment loss on mineral property costs	-	-	-	-	1,000

Net loss for the period	$6,105	$2,290	$19,401	$4,594	$37,359

Net loss per share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding:
Basic and diluted	28,063,736	22,000,000	25,015,301	12,726,776

The accompanying notes are an integral part of these financial statements

Page - 4

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended November 30,		From May 26, 2006 (Inception) to November 30,
	2007	2006	2007

Cash flow from operating activities:
Net loss	$(19,401)	$(4,594)	$(37,359)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Donated services and rent	-	4,500	8,250
Impairment loss on mineral property costs	-	-	1,000
Changes in operating assets and liabilities:
Accounts receivable	(337)	(480)	(337)
Accounts payable	(1,490)	-	(848)
Acrued liabilities	4,858	-	7,858
Due to related party	(33)	-	-

Net cash used in operating activities	(16,403)	(574)	(21,436)

Cash flows from investing activities:
Acquisition of mineral properties	-	-	(1,000)

Net cash used in investing activities	-	-	(1,000)

Cash flows from financing activities:
Cash from issuance of common stock	85,000	22,000	107,000

Net cash provided by financing activities	85,000	22,000	107,000

Increase in cash during the period	68,597	21,426	84,564

Cash, beginning of period	15,967	-	-

Cash, end of period	$84,564	$21,426	$84,564

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Page - 5

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
NOVEMBER 30, 2007

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
The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the report on Form SB-2 of Gurata Gold, Inc. for the year ended May 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 2007 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2007 included in the Company’s report on Form SB-2.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Gurata considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents.  At November 30 and May 31, 2007, the Company did not have any cash equivalents.

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. At November 30, 2007 and May 31, 2007 the Company had approximately $85,000 and $16,000, respectively in cash that was not insured.  This cash is on deposit with a large chartered Canadian bank.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Page - 6

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
NOVEMBER 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Financial Instruments, continued

Foreign Exchange Risk

The Company is subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  The Company does not believe that it has any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts payable, and accrued liabilities.  The fair value of these financial instruments approximate their carrying values due to their short maturities.

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

Page - 7

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
NOVEMBER 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

At November 30, 2007, the Company had issued 39,000,000 common shares and had no outstanding options or warrants.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements.   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 was effective for the Company June 1, 2007. Adoption of SFAS 157 did not have a material impact on our financial statements.

The Financial Accounting Standards Board has issued Statements 158, 159, 141(R), and 160, with effective dates subsequent to November 30, 2007. The Company will adopt these standards on the respective dates required by those standards. The Company does not expect that the adoption of these standards will have a material impact on the financial statements.

Reclassifications

Certain May 31, 2007 amounts have been reclassified to conform to the November 30, 2007 financial statement presentation.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based uponcurrent plans, the Company expects to incur operating losses in future periods.  At November 30, 2007, the Company had accumulated losses of $37,359 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to anyadjustments that would be necessary should the Company be unable to continue as a going concern andtherefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Page - 8

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
NOVEMBER 30, 2007

NOTE 4 - RELATED PARTY TRANSACTIONS

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

The Company is required to incur approximately $1,505 (CDN$1,505) each year on or before February 10, 2008 and 2009 and approximately $3,012 (CDN$3,012) on or before February 10, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claims (see Note 4).

NOTE 6 - COMMON STOCK

On July 11, 2006, the Company issued 3,000,000 common shares at $0.001 per share for cash of $3,000 to its President (see Note 4).

On August 23, 2006, the Company issued 19,000,000 common shares at $0.001 per share for cash of $19,000 to its President (see Note 4).
On October 18, 2007, the Company issued 5,000,000 common shares at $0.005 per share for cash of $25,000.

On October 23, 2007, the Company issued 3,400,000 common shares at $0.005 per share for cash of $17,000.

On October 30, 2007, the Company issued 4,800,000 common shares at $0.005 per share for cash of $24,000.

On November 3, 2007, the Company issued 600,000 common shares at $0.005 per share for cash of $3,000.

On November 22, 2007, the Company issued 3,200,000 common shares at $0.005 per share for cash of $16,000.

Page - 9

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

Page - 10

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

Mineral Property Costs

We have been in the exploration stage since inception, May 26, 2006 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. We expense mineral property exploration costs as they are incurred. Mineral property acquisition costs are initially capitalized, when incurred, using the guidance in the Emerging Issues Task Force (“EITF”) 04-02, Whether Mineral Rights are Tangible or Intangible Assets. We assess the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. On December 15, 2006, we acquired the Gate 1 mineral claim near Atlin, British Columbia, Canada, comprising an area of 376.488 hectares for $1,000.  During the year ended May 31, 2007, we determined that the carrying amount of the mineral property was in excess of its estimated fair value and recognized an impairment loss on mineral property costs of $1,000.  During the six months ended November 30, 2007 we expensed $0, in mineral property exploration and development costs.

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

Page - 11

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash deposits. On November 30, 2007, we had approximately $85,000 in cash that was not insured.  This cash is on deposit with a large chartered Canadian bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Recent Accounting Pronouncements

Refer to Note 2, of our Notes to the Financial Statements filed on August 16, 2007 on our Form SB-2, for a discussion of our recent accounting standards and pronouncements.

Overview

Our mineral claim is in the Atlin mining district of northwestern British Columbia, Canada.  We purchased the Gate 1 Claim (the “Claim”) on December 15, 2006.  The mineral tenure number is 527388 and the total area of the Claim is 376.488 hectares.

Our Claim is presently in good standing.  We are required to incur approximately $1,500 (CDN$1,505) each year on or before February 10, 2008 and 2009 and approximately $3,000 (CDN$3,012) on or before February 10, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, to the Province of British Columbia, in order to retain title to the claims.

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

1.
Before the next anniversary date of our claim on February 10, 2008 we will need to arrange some minor exploration work worth approximately $1,500 (CDN$1,500) or pay the Province of British Columbia approximately $1,500 (CDN$1,500) in lieu of filing exploration expenses in order to keep our claim in good standing.

2.
As recommended by our consulting geologist, we plan to conduct the first phase of our three phase exploration program starting on May 1, 2008. This Phase One exploration program is expected to cost approximately $21,000 (CDN$21,000). A two-person field crew will fly to our claim and will stay for a period of fifteen days. During this period the crew will generally survey the claim seeking any outcroppings and locating streams. An outcropping is a part of a rock formation that appears above the surface of the surrounding land. The crew will use global positioning equipment, take one hundred geochemical samples and take fifteen rock samples. All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by float plane.

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

Page - 12

4.
If the Phase Two program were to proceed, our consulting geologist has indicated that we should budget approximately $59,500 (CDN$60,000) for our Phase Two program. If we proceed with a Phase Two program we would do so in May 2009. A small crew will fly to our claim and will stay for a period of time to be determined. During this period the crew will continue with Phase One field work including additional sampling and mapping, magnetometer survey, trenching and a small number of diamond drill holes. All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by float plane.

5.
In the case that the Phase Two exploration program takes place, we will review its results in winter 2009. If we are able to continue to confirm elevated metal values at specific hand drilled targets we would consider Phase Two a success and would plan for a Phase Three exploration program. The Phase Three exploration program is expected to cost at least $238,000 ($240,000). At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements. If we go ahead with the Phase Three exploration plan we expect that it would commence in May 2010.

As at November 30, 2007, we had cash of approximately $85,000. If we are able to sell 100% of the offering in our prospectus dated September 6, 2007, of 20,000,000 shares of common stock at $0.005 per share and the results of the Phase One and Phase Two exploration programs are encouraging, we will have to raise additional funds starting in January 2010 so that Phase Three exploration could commence in May 2010.  At the date of this filing we had sold 17,000,000 of the 20,000,000 shares offered in our September 6, 2007 prospectus for cash of $85,000.  All of the cash was included in our cash balance at November 30, 2007.

During the next 12 months, we do not anticipate generating any revenue. If we require additional funds, we anticipate this additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claim. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our all of our exploration program. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete Phase Three of our exploration program. We have not undertaken any efforts to locate a joint venture partner for Phase Three. If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mineral claim to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral property claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•      our ability to raise additional funding;
•      the market price for gold;
•      the results of our proposed exploration programs on the mineral property; and
•      our ability to find joint venture partners for the development of our property interests.

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

Page - 13

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant is expected to charge us approximately $1,500 to prepare our quarterly financial statements and approximately $5,000 to prepare our annual financial statements. Our independent auditor is expected to charge us approximately $1,500 to review our quarterly financial statements and approximately $7,000 to audit our annual financial statements. Over the next twelve months, we anticipate spending approximately $21,000 to pay for our accounting and audit requirements.

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

Page - 14

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

Operations Review

For the six months ended November 30, 2007, we had a net loss of $19,401.  As of November 30, 2007, our current assets consisted of cash of $84,564 and accounts receivable of $337.  When these assets are offset against our current obligations of $2,010 in accounts payable and $5,000 in accrued liabilities we are left with working capital of $77,891.   We believe our cash position as of the date of this filing is adequate to satisfy our working capital needs for the next year.  Over the next twelve months we anticipate that our operating costs will be approximately $60,000.

Over the next twelve months, we do not anticipate generating any revenue.  During October and November we raised $85,000 through the issuance of 17,000,000 common shares at $0.005 per share.  We believe we have sufficient working capital to cover our operations for the next year.

We plan to fund our future operations through equity financing from the sale of our common stock or by entering into a joint venture partnership with a major resource company.  We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock or that we will enter into a joint venture partnership with a major resource company.  Although we have not attempted to locate a joint venture partner, if we enter into a joint venture arrangement, we would assign a percentage of our interest in the Claim to our joint venture partner.

Related-Party Transactions

At November 30, 2007, we were not indebted to our director and we do not have any commitments in place to pay any administrative or director’s fees to any related party. From inception to the date of this filing our director performed his services without compensation and at the date of this filing we have not determined how our director will be compensated.

Our Claims are registered in the name of our director and pursuant to a trust agreement are held in trust on our behalf.

Results of Operations

Comparison of the three and six months ended November 30, 2007 and 2006.

Overall Results of Operations

During the six months ended November 30, 2007, we had a net loss of $19,401, and for the six months ended November 30, 2006, we had a net loss of $4,594.  The $14,807 increase in net loss was primarily due to increases in professional fees related to the filing of our SB-2 registration statement.  Over the next twelve months we expect our operating losses to be approximately $60,000.  At the date of filing we believe we have sufficient cash on hand to cover these operating expenses.

Page - 15

Revenues

We did not have any operating revenues from inception (May 26, 2006) to the date of this filing. To date our activities have been financed through the proceeds of share subscriptions. From inception (May 26, 2006) to the date of this filing, we have raised a total of $107,000 from private offerings of our common stock.  Due to the nature of our business we do not expect to have operating revenues within the next year.

Operating Expenses

Our operating expenses increased by $3,815 from $2,290 for the three months ended November 30, 2006 to $6,105 for the three months ended November 30, 2007.  The increase was primarily due to approximate increases in:  professional fees of $3,500 and regulatory fees of $1,000 associated with filing our SB-2 registration statement in August; administrative fees of $1,500 which covered our rent, accounting and service fees for the period.  These increases were primarily offset by approximate decreases in:  donated rent and service fees totaling $2,250 that were charged in the three months ended November 30, 2006.

Our operating expenses increased by $14,807 from $4,594 for the six months ended November 30, 2006 to $19,401 for the six months ended November 30, 2007.  The increase was primarily due to approximate increases in:  professional fees of $14,000 and regulatory fees of $2,000 associated with filing our SB-2 registration statement in August; administrative fees of $3,500 which covered our rent, accounting and service fees for the period and replaced the charges for donated rent and donated services of $4,500 that were charged during the six months ended November 30, 2006.  Over the next twelve months we expect our operating costs to be approximately $60,000, which includes the following estimated costs:  $21,000 on Phase One of our mineral exploration program, $20,000 on administrative costs and $19,000 on professional and regulatory fees.

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

Liquidity, Capital Resources and Financial Position

At November 30, 2007, we had a cash balance of $84,564 and negative cash flows from operations of $16,403.  During the six months ended November 30, 2007, we funded our operations with cash that we received from the sale of our common stock.

The notes to our financial statements as of November 30, 2007 disclose our uncertain ability to continue as a going concern.  We have not and do not expect to generate any revenues to cover our expenses while we are in the exploration stage and as a result we have accumulated a deficit of $37,359 since inception.  As of November 30, 2007, we had $7,010 in current liabilities, when our current liabilities are offset against our current assets of $84,901 we are left with working capital $77,891.   Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from our mineral production and control production costs. Based upon current plans, we expect to incur operating losses in future periods.  These factors raise substantial doubt regarding our ability to continue as a going concern. There is no assurance that we will be able to generate revenues in the future. Our financial statements do not give any effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.  While we have successfully generated sufficient working capital through the sale of common stock to the date of this filing and we believe that we can continue to do so for the next year, there are no assurances that we will succeed in generating sufficient working capital through the sale of common stock to meet our ongoing cash needs.

Page - 16

             Net Cash Used In Operating Activities

Net cash used in operating activities during the six months ended November 30, 2007, was $16,403.  We used this cash primarily to cover our net loss of $19,401 which includes an increase in accrued liabilities of $4,858 due to an increase in professional fees incurred upon filing our SB-2.  We also used cash to cover an increase in accounts receivable of $337 due to our pending goods and services tax refund, we repaid $33 that was owed to our president and paid $1,490 in accounts payable.

            Net Cash Used in Investing Activities

We did not have any investing activities during the six months ended November 30, 2007.

           Net Cash Provided By Financing Activities

We issued 17,000,000 shares of our common stock for $85,000 for cash during the six months ended November 30, 2007.  We intend to use this cash to commence the first phase of our exploration program and to cover our operating expenses for the next year.

Contingencies and Commitments

We had no contingencies or long-term commitments at November 30, 2007.

Contractual Obligations

We did not have any contractual obligation at November 30, 2007, 2007.

Internal and External Sources of Liquidity

To date we have funded our operations from the sale of our common stock.

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

Page - 17

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

On September 6, 2007, the Securities and Exchange Commission declared Gurata’s Form SB-2 Registration Statement effective, file number 333-145498, permitting Gurata to offer up to 20,000,000 shares of common stock at $0.005 per share.  There is no underwriter involved in this public offering.  Gurata has accepted 27 subscription agreements for a total of $85,000 to date.  To date, Gurata has spent $12,764 of the proceeds on the offering expenses, which includes $4,574 on legal and registration fees, $6,000 on accounting and auditing fees, $1,190 on electronic filing and printing fees, and $1,000 on transfer agent fees.  Gurata intends to spend $20,000 of the net proceeds on its Phase One Exploration program in Spring 2008 with the balance of the proceeds to be used for working capital.  The offering period for the public offering expires on March 3, 2008.

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

Page - 18

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

GURATA GOLD, INC.

By: /s/ Feliberto Gurat
Dated:                       January 14, 2008                                              Name:                       Feliberto Gurat
Title:                       CEO and CFO
(Principal Executive Officer and
  Principal Financial Officer)

Page - 19

Exhibit 31

Page - 20

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

Date:  January 14, 2008

/s/ Feliberto Gurat
Feliberto Gurat
Chief Executive Officer

Page - 21

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

Date:  January 14, 2008

/s/ Feliberto Gurat
Feliberto Gurat
Chief Financial Officer

Page - 22

Exhibit 32

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gurata Gold, Inc. (the “Company”) on Form 10-QSB for the period ending November 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Feliberto Gurat, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Feliberto Gurat
Feliberto Gurat
Chief Executive Officer

January 14, 2008

Page - 24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gurata Gold, Inc. (the “Company”) on Form 10-QSB for the period ending November 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Feliberto Gurat, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Feliberto Gurat
Feliberto Gurat
Chief Financial Officer

January 14, 2008

Page - 25