Form 10QSB
period 2008-02-29
Gurata Gold, Inc.
filed 2008-04-14
CIK 1393284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       February 29, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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
[ X ] Yes         [    ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 11, 2008
common stock - $0.001 par value	39,000,000

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]

Page - 1

PART I – FINANCIAL INFORMATION

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
(UNAUDITED)

February 29, 2008

Page - 2

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	February 29, 2008	May 31, 2007
	Unaudited
ASSETS

Current assets:

Cash	$74,812	$15,967

Total assets	$74,812	$15,967

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$2,510	$3,500
Accrued professional	3,000	142
Accrued administration	4,500	-
Due to related party	36	33

Total liabilities	10,046	3,675

Commitments and contingencies

Stockholders' deficit:
Common stock; authorized 75,000,000; $0.001 par value;
39,000,000 and 22,000,000 shares issued and outstanding
at February 29, 2008 and May 31, 2007	39,000	22,000
Additional paid in capital	76,250	8,250
Deficit accumulated during the exploration stage	(50,484)	(17,958)

Total stockholders' equity	64,766	12,292

Total liabilities and stockholders' equity	$74,812	$15,967

The accompanying notes are an integral part of these financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended		From May 26, 2006 (Inception)
	February 29,	February 28,	February 29,	February 28,	to February 29,
	2008	2007	2008	2007	2008

Operating Expenses:

Administration	$1,224	$502	$4,724	$502	$8,224
Bank charges and interest	25	21	131	93	246
Consulting	2,500	-	3,000	-	3,000
Donated rent	-	750	-	2,250	2,750
Donated services	-	1,500	-	4,500	5,500
Exploration and development	1,669	3,954	1,669	3,976	5,645
Office	34	-	34	-	34
Professional	7,464	-	20,882	-	21,024
Regulatory	221	250	2,098	250	3,073
Impairment loss on mineral property costs	-	1,000	-	1,000	1,000
Foreign exchange gain	(12)	(1)	(12)	(1)	(12)

Net loss for the period	$13,125	$7,976	$32,526	$12,570	$50,484

Net loss per share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding:
Basic and diluted	39,000,000	22,000,000	29,659,854	15,783,883

The accompanying notes are an integral part of these financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended		From May 26, 2006
	February 29,	February 28,	(Inception) to
	2008	2007	February 29, 2008

Cash flow from operating activities:
Net loss	$(32,526)	$(12,570)	$(50,484)
Adjustments to reconcile net loss to net cash used in operting activities:
Donated services and rent	-	6,750	8,250
Impairment loss on mineral property costs	-	1,000	1,000
Changes in operating assets and liabilities:
Accounts payable	(990)	-	2,510
Accrued professional	2,858	(500)	3,000
Accrued administration	4,500	-	4,500
Due to related party	3	30	36

Net cash used in operating activities	(26,155)	(5,290)	(31,188)

Cash flows from investing activities:
Acquisition of mineral properties	-	(1,000)	(1,000)

Net cash used in investing activities	-	(1,000)	(1,000)

Cash flows from financing activities:
Cash from issuance of common stock	85,000	22,000	107,000

Net cash provided by financing activities	85,000	22,000	107,000

Increase in cash during the period	58,845	15,710	74,812

Cash, beginning of period	15,967	-	-

Cash, end of period	$74,812	$15,710	$74,812

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 29, 2008

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

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the report on Form SB-2 of Gurata Gold, Inc. for the year ended May 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended February 29, 2008 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2007 included in the Company’s report on Form SB-2.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents.  At February 29, 2008 and May 31, 2007, the Company did not have any cash equivalents.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 29, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. At February 29, 2008 and May 31, 2007 the Company had approximately $75,000 and $16,000, respectively in cash that was not insured.  This cash is on deposit with a large chartered Canadian bank.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Foreign Exchange Risk

The Company is subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  The Company does not believe that it has any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts payable accrued professional and accrued administration.  The fair value of these financial instruments approximate their carrying values due to their short maturities.

Mineral Property Costs

The Company has been in the exploration stage since its inception on May 26, 2006 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  The Company assesses the carrying costs for impairment under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

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

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 29, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At February 29, 2008, the Company had issued 39,000,000 common shares and had no outstanding options or warrants.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157), Fair Value Measurements.   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 was effective for the Company June 1, 2007. Adoption of SFAS 157 did not have a material impact on our financial statements.

The FASB has issued Statements 158, 159, 141(R), 160 and EITF 07-1, with effective dates subsequent to February 29, 2008. The Company will adopt these standards on the respective dates required by those standards. The Company does not expect that the adoption of these standards will have a material impact on the financial statements.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 29, 2008

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods.  At February 29, 2008, the Company had accumulated losses of $50,484 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

All of the Company’s mineral claims are registered in the name of the President of the Company and pursuant to a trust agreement are held in trust on behalf of the Company (see Note 5).

During the nine months ended February 29, 2008 the Company paid $2,500 in consulting fees to its president.  At February 29, 2008 and May 31, 2007, the Company was indebted to its president in the amounts of $36 and $33, respectively.

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

The Company is required to incur approximately $1,505 (CDN$1,505) on or before February 10, 2009 and approximately $3,012 (CDN$3,012) on or before February 10, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claims (see Note 4).

During the nine months ended February 29, 2008, the Company paid $1,505 to the Province of British Columbia in lieu of performing work on the claims in order to retain title to the claims.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 29, 2008

NOTE 6 - COMMON STOCK

On July 11, 2006, the Company issued 3,000,000 common shares at $0.001 per share for cash of $3,000 to its President (see Note 4).

On August 23, 2006, the Company issued 19,000,000 common shares at $0.001 per share for cash of $19,000 to its President (see Note 4).

On October 18, 2007, the Company received subscriptions for 5,000,000 common shares at $0.005 per share for cash of $25,000.

On October 23, 2007, the Company received subscriptions for 3,400,000 common shares at $0.005 per share for cash of $17,000.

On October 30, 2007, the Company received subscriptions for 4,800,000 common shares at $0.005 per share for cash of $24,000.

On November 3, 2007, the Company received subscriptions for 600,000 common shares at $0.005 per share for cash of $3,000.

On November 22, 2007, the Company received subscriptions for 3,200,000 common shares at $0.005 per share for cash of $16,000.

On November 30, 2007, the Company authorized and issued 17,000,000 common shares at $0.005 per share.

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

Our principal business is the acquisition and exploration of mineral resources in northwestern British Columbia, Canada. We have not presently determined whether our properties contain mineral reserves that are economically recoverable. We have not commenced significant operations and are considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (SFAS) No.7 Accounting and Reporting by Development Stage Enterprises.

We have no operations and if our mineral claims are not successfully developed we will not earn any revenues.

Page - 11

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

Mineral Property Costs

We have been in the exploration stage since inception, May 26, 2006 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. We expense mineral property exploration costs as they are incurred. Mineral property acquisition costs are initially capitalized, when incurred, using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets. We assess the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. On December 15, 2006, we acquired the Gate 1 mineral claim near Atlin, British Columbia, Canada, comprising an area of 376.488 hectares for $1,000.  During the year ended May 31, 2007, we determined that the carrying amount of the mineral property was in excess of its estimated fair value and recognized an impairment loss on mineral property costs of $1,000.  During the nine months ended February 29, 2008 we expensed $1,669, to mineral property exploration and development costs.

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

Page - 12

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash deposits. On February 29, 2008, we had approximately $75,000 in cash that was not insured.  This cash is on deposit with a large chartered Canadian bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Our Claim is presently in good standing.  We are required to incur approximately $1,505 (CDN$1,505) on or before February 10, 2009 and approximately $3,012 (CDN$3,012) on or before February 10, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, to the Province of British Columbia, in order to retain title to the claims.  During February 2008, we paid the $1,505 to the Province of British Columbia, to retain title to the claims.

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

Plan of Operation

Exploration Plan

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the exploration of our mineral claim. We currently do not have enough funds to complete our exploration program which we plan to start in the summer of 2008 if the results of our Phase One and Phase Two exploration programs are encouraging. The following is a brief summary of our three phase exploration program:

1.	On January 14, 2008 we paid the Province of British Columbia $1,506 (CDN$1,506) in lieu of filing exploration expenses in order to keep our claim in good standing until February 10, 2009.

2.
As recommended by our consulting geologist, we plan to conduct the first phase of our three phase exploration program starting in July of 2008. This Phase One exploration program is expected to cost approximately $21,000 (CDN$21,000). A two-person field crew will fly to our claim and will stay for a period of fifteen days. During this period the crew will generally survey the claim seeking any outcroppings and locating streams. An outcropping is a part of a rock formation that appears above the surface of the surrounding land. The crew will use global positioning equipment, take one hundred geochemical samples and take fifteen rock samples. All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by float plane.

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

Page - 13

4.
If the Phase Two program were to proceed, our consulting geologist has indicated that we should budget approximately $60,000 (CDN$60,000) for our Phase Two program. If we proceed with a Phase Two program we would do so in July 2009. A small crew will fly to our claim and will stay for a period of time to be determined. During this period the crew will continue with Phase One field work including additional sampling and mapping, magnetometer survey, trenching and a small number of diamond drill holes. All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by float plane.

5.
In the case that the Phase Two exploration program takes place, we will review its results in winter 2009. If we are able to continue to confirm elevated metal values at specific hand drilled targets we would consider Phase Two a success and would plan for a Phase Three exploration program. The Phase Three exploration program is expected to cost at least $240,000 ($240,000). At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements. If we go ahead with the Phase Three exploration plan we expect that it would commence in July 2010.

As at February 29, 2008, we had cash of approximately $75,000. If we are able to sell 100% of the offering in our prospectus dated September 6, 2007, of 20,000,000 shares of common stock at $0.005 per share and the results of the Phase One and Phase Two exploration programs are encouraging, we will have to raise additional funds starting in January 2010 so that Phase Three exploration could commence in May 2010.  At the date of this filing we had sold 17,000,000 of the 20,000,000 shares offered in our September 6, 2007 prospectus for cash of $85,000.  All of the cash was included in our cash balance at February 29, 2008.

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

Page - 14

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

Page - 15

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

Operations Review

For the nine months ended February 29, 2008, we had a net loss of $32,526.  As of February 29, 2008, our current assets consisted of cash of $74,812.  When these assets are offset against our current obligations of $10,046 in current liabilities we are left with working capital of $64,766.   We believe our cash position as of the date of this filing is adequate to satisfy our working capital needs for the next year.  Over the next twelve months we anticipate that our operating costs will be approximately $60,000.

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

Related-Party Transactions

At February 29, 2008, we were indebted to our director in the amount of $36.  During the nine months ended February 29, 2008 we paid $2,500 in administration fees to our president.

Our Claims are registered in the name of our director and pursuant to a trust agreement are held in trust on our behalf.

Results of Operations

Comparison of the three and nine months ended February 29, 2008 and February 28, 2007.

Overall Results of Operations

During the nine months ended February 29, 2008, we had a net loss of $32,526 compared to a net loss of $12,570 for the nine months ended February 28, 2007.  This $19,956 increase in net loss was primarily due to an increase in professional fees related to the filing of our SB-2 registration statement.  Over the next twelve months we expect our operating losses to be approximately $60,000.  At the date of filing we believe we have sufficient cash on hand to cover these operating expenses.

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

Page - 16

Operating Expenses

Our operating expenses increased by $5,149 from $7,976 for the three months ended February 28, 2007 to $13,125 for the three months ended February 29, 2008.  The increase was primarily due to approximate increases in:  professional fees of $7,500 associated with filing our SB-2 registration statement in August; administrative fees of $700 which covered our rent, accounting and service fees and a consulting fee of $2,500 paid to our president for services for the period.  These increases were primarily offset by approximate decreases in:  donated rent and service fees totalling $2,250 that were charged in the three months ended February 28, 2007, exploration and development costs of $2,300 and a decrease in impairment costs of $1,000.

Our operating expenses increased by $19,956 from $12,570 for the nine months ended February 28, 2007 to $32,526 for the nine months ended February 29, 2008.  The increase was primarily due to approximate increases in:  professional fees of $21,000 and regulatory fees of $2,000 associated with filing our SB-2 registration statement in August; consulting fees of $2,500 paid to our president; administrative fees of $4,000 which covered our rent, accounting and service fees for the period and replaced the charges for donated rent and donated services of $7,000 that were charged during the nine months ended February 28, 2007.  These increases were primarily offset by approximate decreases in exploration and development cost of and an impairment loss on mineral property costs of $2,000 and $1,000, respectively.  Over the next twelve months we expect our operating costs to be approximately $60,000, which includes the following estimated costs:  $21,000 on Phase One of our mineral exploration program, $20,000 on general and administrative costs and $19,000 on professional and regulatory fees.

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

Liquidity, Capital Resources and Financial Position

At February 29, 2008, we had a cash balance of $74,812 and negative cash flows from operations of $26,155.  During the nine months ended February 29, 2008, we funded our operations with cash that we received from the sale of our common stock.

The notes to our financial statements as of February 29, 2008 disclose our uncertain ability to continue as a going concern.  We have not and do not expect to generate any revenues to cover our expenses while we are in the exploration stage and as a result we have accumulated a deficit of $50,484 since inception.  As of February 29, 2008, we had $10,046 in current liabilities, when our current liabilities are offset against our current assets of $74,812 we are left with working capital $64,766.   Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from our mineral production and control production costs. Based upon current plans, we expect to incur operating losses in future periods.  These factors raise substantial doubt regarding our ability to continue as a going concern. There is no assurance that we will be able to generate revenues in the future. Our financial statements do not give any effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.  While we have successfully generated sufficient working capital through the sale of common stock to the date of this filing and we believe that we can continue to do so for the next year, there are no assurances that we will succeed in generating sufficient working capital through the sale of common stock to meet our ongoing cash needs.

             Net Cash Used In Operating Activities

Net cash used in operating activities during the nine months ended February 29, 2008, was $26,155.  We used this cash primarily to cover our net operating loss of $32,526.  Our net operating loss includes an increase in accrued professional and administration costs of $2,858 and $4,500 respectively and a $3 foreign exchange increase in the amount due to our president. The increase in these liability accounts was offset by a decrease in accounts payable of $990.

Page - 17

            Net Cash Used in Investing Activities

We did not have any investing activities during the nine months ended February 29, 2008.

           Net Cash Provided By Financing Activities

We issued 17,000,000 shares of our common stock for $85,000 in cash during the nine months ended February 29, 2008.  We intend to use this cash to commence the first phase of our exploration program and to cover our operating expenses for the next year.

Contingencies and Commitments

We had no contingencies or long-term commitments at February 29, 2008.

Contractual Obligations

We did not have any contractual obligation at February 29, 2008.

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

Item 3.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including Feliberto Gurat, Gurata’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Mr. Gurat has evaluated the effectiveness of the design and operation of Gurata’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. Gurat has concluded that, as of the Evaluation Date, Gurata’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports Gurata files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Page - 18

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

On September 6, 2007, the Securities and Exchange Commission declared Gurata’s Form SB-2 Registration Statement effective, file number 333-145498, permitting Gurata to offer up to 20,000,000 shares of common stock at $0.005 per share.  There is no underwriter involved in this public offering.  Gurata accepted 27 subscription agreements for a total of $85,000 to date.  Gurata spent $12,764 of the proceeds on the offering expenses, which includes $4,574 on legal and registration fees, $6,000 on accounting and auditing fees, $1,190 on electronic filing and printing fees, and $1,000 on transfer agent fees.  Gurata intends to spend $20,000 of the net proceeds on its Phase One Exploration program in Spring 2008 with the balance of the proceeds to be used for working capital.  The offering period for the public offering expired on March 3, 2008.

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

Page - 19

Item 6.  Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Gurata’s previously filed Form SB-2 and Form 10-QSB’s.

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
Dated:                      April 11, 2008
Name:                      Feliberto Gurat
Title:                      CEO and CFO
(Principal Executive Officer and
  Principal Financial Officer)

Page - 20

Exhibit 31

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

Date:  April 11, 2008

/s/ Feliberto Gurat
Feliberto Gurat
Chief Executive Officer

Page - 22

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

Date:  April 11, 2008

/s/ Feliberto Gurat
Feliberto Gurat
Chief Financial Officer

Page - 23

Exhibit 32

Page - 24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gurata Gold, Inc. (the “Company”) on Form 10-QSB for the period ending February 29, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Feliberto Gurat, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Feliberto Gurat
Feliberto Gurat
Chief Executive Officer

April 11, 2008

Page - 25

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gurata Gold, Inc. (the “Company”) on Form 10-QSB for the period ending February 29, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Feliberto Gurat, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Feliberto Gurat
Feliberto Gurat
Chief Financial Officer

April 11, 2008

Page - 26