Form 10-K
period 2008-05-31
Gurata Gold, Inc.
filed 2008-09-12
CIK 1393284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   May 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to _______________________

Commission file number     000-52796

GURATA GOLD, INC.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	71-1046926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11730 NE 107th Place, Kirkland, Washington	98033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (206) 779-5013

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     [   ] Yes         [ T ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     [   ] Yes         [ T ]  No

Page - 1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ T ] Yes         [   ]  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer                     [     ]                                                                                                          Accelerated filer                                           [     ]
Non-accelerated filer                           [     ]  (Do not check if a smaller reporting company)                     Smaller reporting company                        [ T ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ T ] Yes         [   ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $85,000

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 9, 2008
common stock - $0.001 par value	39,000,000

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Gurata’s registration statement on Form SB-2 filed on August 16, 2007; Exhibit 10.1 (Property Agreement) filed as an exhibit to Gurata’s registration statement on Form SB-2 filed on August 16, 2007; Exhibit 10.2 (Trust Agreement) filed as an exhibit to Gurata’s registration statement on Form SB-2 filed on August 16, 2007; and Exhibit 14 (Financial Code of Ethics) filed as an exhibit to Gurata’s registration statement on Form SB-2 filed on August 16, 2007.

Page - 2

PART I

Item 1.                      Description of Business.

(a)	Business Development

Gurata Gold, Inc. (“Gurata”) is a mineral exploration company and is a Nevada corporation that was incorporated on May 26, 2006.

On January 17, 2007 Gurata acquired the Gate 1 a mineral claim in the Province of British Columbia (the “Gate 1 Claim”).

Management has no previous experience exploring for minerals or operating a mining company.  Even if Gurata completes its current exploration program and is successful in identifying a mineral deposit, Gurata will have to spend substantial funds on further drilling and engineering studies before it will know if it has a commercially viable mineral deposit or reserve on the Gate 1 Claim.

Under the Mineral Tenure Act (British Columbia), title to British Columbia mineral claims can only be held by individuals or British Columbia corporations.  Because of this regulation, Gurata’s CFO is holding the Gate 1 Claim in trust for Gurata until Gurata can determine whether there is a commercially viable gold deposit on the Gate 1 Claim.  If Gurata determines that there is a commercially viable gold deposit on the Gate 1 Claim Gurata will incorporate a British Columbia subsidiary to hold title to the Gate 1 Claim and Gurata’s CFO will transfer the Gate 1 Claim to the subsidiary.  The transfer will be at no cost to Gurata, other than the costs associated with the incorporation of the British Columbia subsidiary.

In January 2007, Gurata retained a member of the Society of Economic Geologists named Stephen G. Daikow who is familiar with the Atlin area to develop on report about the Gate 1 Claim.  The report entitled “Review and Recommendations, Gate 1 Claim, Mineral Tenure 527388, Atlin Mining Division, British Columbia” dated January 26, 2007 describes the Gate 1 Claim, the regional geology, the mineral potential of the Gate 1 Claim and recommendations how Gurata should explore the Gate 1 Claim (the “Report”).

The potential economic significance of the mineral claim is that according to the Report, the Gate 1 Claim lies in a metamorphic terrane adjacent to the Boundary Ranges of the Coast Mountains and is prospective for gold, gold-silver, massive sulphide, and, possibly, platinum group metal deposits.

The cost of the Gate 1 Claim charged to operations by Gurata was $1,000, which represented the cost to acquire the Gate 1 Claim via a property agreement with Kenneth Ralfs.  However, Gurata will incur much more significant expenses in order to explore the Gate 1 Claim as described in the Plan of Operation below.

Gurata has no current plans to change its business activities from mineral exploration or to combine with another business.  It is possible that beyond the foreseeable future that if Gurata’s mineral exploration efforts fail and world demand for the minerals Gurata is seeking drops to the point that it is no longer economical to explore for these minerals Gurata may need to change its plan of operations.  However, until Gurata encounters such a situation management intends to explore for minerals in British Columbia, Canada or elsewhere.

Gurata has not been involved in any bankruptcy, receivership or similar proceedings.  There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of Gurata’s business.

(b)	Business of Gurata

Gurata is an exploration stage company, as defined by Statement of Financial Accounting Standard “SFAS No.7 Accounting and Reporting for Development Stage Enterprises”.  Gurata’s principal business is the acquisition and exploration of mineral resources.  Gurata has not generated any revenues from its mineral exploration activities.  Gurata has not presently determined whether the Gate 1 Claim contains mineral reserves that are economically recoverable.

The following is a summary of the Gate 1 Claim.  Gurata does not have any assets or mineral properties that are currently in production or contain a reserve.

Page - 3

Location and Access

The Gate 1 Claim is located approximately 30 miles west of Atlin, British Columbia, Canada.  The coordinates of the center of the Gate 1 Claim is at 59°38’ North and 134°32’ West.  The Gate 1 Claim covers an area of 376.49 hectares (approximately 930 acres).  The Gate 1 Claim is located on the north side of Fantail Lake, British Columbia.

The town of Atlin is situated on the east shore of Atlin Lake, in northern British Columbia, has a population of about 350 permanent residents and offers most services required in support of mining activities.  The south end of Surprise Lake is accessed by local roads and the north end of the lake can be reach by circuitous routes following miners’ roads or by boat.  The Gate 1 Claim is a short hike from Fantail Lake.  For convenience and practical considerations, the claim is best reached by float plane from Atlin.

Summary of the Gate 1 Claim

The Gate 1 Claim is unencumbered and in good standing and there are no third party conditions that affect the Gate 1 Claim other than conditions defined by the Province of British Columbia described below.  The Gate 1 Claim has an area of 376.49 hectares, which is equivalent to approximately 930 acres.  Gurata has no insurance covering the Gate 1 Claim.  Management believes that no insurance is necessary since the Gate 1 Claim is unimproved and contains no buildings or improvements.  The tenure number, claim name, owner, good to date, status, and area as typically recorded in British Columbia is as follows:

Tenure Number	Claim Name	Owner	Good to Date	Status	Area (Hectares)
527388	Gate 1	204848 (100%)	2009/Feb/10	Good	376.49

There is no assurance that a commercially viable mineral deposit exists on the Gate 1 Claim.  Further exploration will be required before an evaluation as to the economic feasibility of the Gate 1 Claim can be determined.  It is management’s intention to incorporate a British Columbia subsidiary company and record the deed of ownership in the name of the subsidiary if minerals are discovered on the Gate 1 Claim and it appears that it would be economically viable to commercially mine the Gate 1 Claim.  Gurata’s consulting geological technician has written a report and provided Gurata with recommendations of how management should explore the Gate 1 Claim.  Until Gurata can validate otherwise, the Gate 1 Claim is without known reserves and management is planning a three phase mineral exploration program as recommended by Gurata’s consulting geological technician.

Conditions to Retain Title to the Gate 1 Claim

The Gate 1 Claim has an expiry date of February 10, 2009 and in order to maintain the tenures in good standing it will be necessary for Gurata to coordinate an agent to perform and record valid exploration work with value of CDN$4 per hectare in anniversary years 1, 2, and 3, and CDN$8 per hectare in subsequent years or pay the equivalent sum to the Province of British Columbia in lieu of work.  Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the Gate 1 Claim.

During the year ended May 31, 2008, Gurata paid approximately $1,669 to the Province of British Columbia in lieu of exploration work on the Gate 1 Claim in order to keep the Gate 1 Claim in good standing.  Gurata also spent $13,697 on a helicopter-supported magnetic survey on the Gate 1 Claim.  Management believes that the magnetic survey will be accepted by the Province of British Columbia as valid exploration work, but until Gurata files the necessary documents and information with the Province of British Columbia and it is accepted as valid exploration work, Gurata cannot provide any assurance that the exploration work will be accepted as valid.  If it is not accepted, then Gurata will have to incur additional costs for valid exploration work or make an additional payment to the Province of British Columbia in lieu of work.

History of Atlin and the Gate 1 Claim Area

Atlin, British Columbia has always been closely identified with the mining industry, having been established about 1900 as a supply base and winter home for miners and prospectors working in the nearby mines, prospects and placer gold fields.  Placer gold fields are areas where gold is found in the gravels of a mineral claim.  Placer mining continues to be an important component of the local economy and other mining ventures have become increasingly significant in recent years with several properties either in or approaching the permitting and significant financing phases.  Significant mining properties that are located in the Tulesequah River valley, 200 kilometres (120 miles) south of Atlin, are in advanced stages of exploration and approval process and are best accessed from Atlin.

Page - 4

Mining exploration intensified during the 1970’s when porphyry molybdenum deposits and uranium occurrences located west and north of Surprise Lake were explored by technical surveys and drilling.  The town of Atlin also served as a base of operations for prospecting and geological crews working in the nearby Coast Mountains and the Interior Plateau.

The Gate 1 Claim was originally staked by Kenneth Ralfs of Richmond, British Columbia in February 2006.  Gurata acquired the Gate Claim from Kenneth Ralfs via a property agreement signed on January 17, 2007.   See Exhibit 10.1 – Property agreement for more details.

Present Condition of the Gate 1 Claim

Gurata has conducted a helicopter-supported magnetic survey on the Gate 1 Claim and has received an exploration report on the results of that survey (the “Survey Report”).

Outcroppings of bedrock are abundant and evergreen forest cover varies with elevation and soil conditions from dense to sparse.  The Gate 1 Claim lies between elevations 2,500 and 3,400 feet above sea level.

The Tagish Lake and Atlin districts of northwestern British Columbia experience moderately cold winters and mild summers.  Precipitation is strongly influenced by rain shadow effects, where the Coast Mountains receive heavy snowfall whereas the valleys and particularly the town of Atlin are much drier.  Summers are warm with frequent rain showers in the mountains.  Winters are cold with temperatures as low as minus 40 degrees Celsius (minus 40 degrees Fahrenheit).  Periods of cold weather are mitigated by short intervals of warm Chinook conditions.

Currently, there is no equipment, infrastructure or electricity on the Gate 1 Claim.

Geology of the Gate 1 Claim

The Atlin mining district is geologically varied and complex.  It is bordered to the west by the precipitous and glacier shrouded Coast Mountains and the attendant Coast Crystalline Complex of granitic terranes.  The central portion is a deeply dissected plateau dominated by Mesozoic strata of mixed volcanic and volcanogenic formations.  The east sector is a more mature terrain underlain by Cache Creek Group sedimentary rocks of oceanic origin.  Farther east the underlying formations belong to the Sylvester Group of low grade metamorphic rocks of mid to late Paleozoic ages.  Granitic rocks of the Coast Intrusions are abundantly present as bodies of batholithic proportions and as small stocks.  The Atlin intrusions, a complex of greenstones, peridotites, dunite, and serpentinized equivalents, occur close to the Town of Atlin and also in broad belt south and southeast of the town.  The ultramafic bodies in the vicinity of the historic gold mining areas are intimately associated with Cash Creek formations and smallish and raggedly irregular in outline whereas the Mount O’Keefe or Nahlin ultramafic body is very large and much less disrupted by fracturing.  All bodies are alpine-type ultramafites.

The major structural break in the area is the Llewellyn Fault, which trends roughly north south and runs through the Taku Arm east of the property.  On the eastern shore of Tagish Lake, the area is underlain by Laberge Group-Inklin Formation sedimentary rocks, of which include:  argillite, greywacke, conglomerate, mudstone, siltstone, shale, and fine clastics.  Along the Llewellyn Fault, the area is underlain by the Stuhini Group, and unit calcalkaline volcanics consisting of rhyolites to intermediate tuff and breccia.  The very north-west of the property is dominated by the Boundary Ranges Metamorphic suite, which consists of Devonian to middle Triassic greenstone and greenshist facies rocks.  At the very western edge of the property lies a plug of granitoid rocks from the Sloko-Hyder Plutonic Suite.

Competition

The mineral exploration business is an extremely competitive industry.  Gurata is competing with many other exploration companies looking for minerals.  Gurata is one of the smallest exploration companies and a very small participant in the mineral exploration business.  Being a junior mineral exploration company, Gurata competes with other similar mineral exploration companies for financing and joint venture partners.  Additionally, Gurata competes for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

Page - 5

Raw Materials

The raw materials for Gurata’s proposed mineral exploration program will be items including camp equipment, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available in either the city of Vancouver, British Columbia or the town of Atlin, British Columbia from a variety of suppliers.

Dependence on Major Customers

Gurata has no customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Gurata has no intellectual property such as patents or trademarks. Additionally, Gurata has no royalty agreements or labor contracts.

Government Controls and Regulations

Gurata will be required to comply with all regulations defined in the Mineral Tenure Act (British Columbia). The Mineral Tenure Act is well defined by the Province of British Columbia and is available from Gurata upon request.
The effect of these existing regulations on Gurata’s business is that it is able to carry out its exploration program as described in its plan of operation.  However, it is possible that a future government could change the regulations that could limit Gurata’s ability to explore the Gate 1 Claim, but management believes this is highly unlikely.

Management believes that Gurata is in substantial compliance with all material current government controls and regulations at the Gate 1 Claim.

Costs and Effects of Compliance with Environmental Laws

Gurata currently has no costs to comply with environmental laws concerning its exploration program on the Gate 1 Claim.

Expenditures on Research and Development During the Last Two Fiscal Years

Gurata has not incurred any research or development expenditures since its inception on May 26, 2006.

Number of Total Employees and Number of Full Time Employees

Gurata does not have any employees.  The only person providing services to Gurata on an ongoing basis are Shaun Davis and Feliberto Gurat.  Management has retained in the past and will continue to retain the services of independent geologists, prospectors and consultants on a contract basis as required throughout the course of its exploration program.

Item 1A.  Risk Factors.

Gurata is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.  Unresolved Staff Comments.

Gurata is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.                      Description of Property.

Gurata’s executive offices are located at 11730 NE 107th Place, Kirkland, Washington, 98033.  Gurata’s president, Shaun P. Davis, currently provides this space to Gurata free of charge.  This space may not be available to Gurata free of charge in the future.

Gurata also has an interest in one mineral claim (Gate 1 Claim) located in the Atlin Mining Division, British Columbia, Canada as described in more detail above in “Item 1. Description of Business”.

Page - 6

Item 3.                      Legal Proceedings.

Gurata is not a party to any pending legal proceedings and, to the best of Gurata’s knowledge, none of Gurata’s property or assets are the subject of any pending legal proceedings.

Item 4.                      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

Gurata’s common stock has been quoted on the NASD OTC Bulletin Board under the symbol “GUGO” since February 1, 2008.  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended August 22, 2008.  The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
22 August 2008	$0.55	$0.30	Pink OTC Markets Inc.
31 May 2008	$0.30	$0.10	Pink OTC Markets Inc.
29 February 2008	none	none	Pink OTC Markets Inc.

(b)           Holders of Record

Gurata has approximately 23 holders of record of Gurata’s common stock as of August 22, 2008 according to a shareholders’ list provided by Gurata’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Gurata of the number of beneficial owners of common stock held in street name.  The transfer agent for Gurata’s common stock is Empire Stock Transfer Inc., 2470 St. Rose Parkway, Suite #304, Henderson, Nevada, 89074 and their telephone number is 702-818-5898.

(c)           Dividends

Gurata has declared no dividends on its common stock, and is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock.  Dividends are declared at the sole discretion of Gurata’s Board of Directors.

(d) Recent Sales of Unregistered Securities

As of May 31, 2008 Gurata had issued 39,000,000 shares of unregistered securities. All of these 39,000,000 shares were acquired from Gurata in private placements that were exempt from registration under Regulation S of the Securities Act of 1933.

On July 11, 2006, Gurata issued 3,000,000 shares of common stock at a price of $0.001 per share to its former President, Feliberto Gurat.

On August 23, 2006, Gurata issued 19,000,000 shares of common stock at a price of $0.001 per share to its former President, Mr. Gurat.

With respect to all of the above offerings, Gurata completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the common stock was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S.  Gurata did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the common stock.  Each investor represented to Gurata that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the common stock for the account or benefit of a U.S. person.  The subscription agreement executed between Gurata and the investor included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act.  The investor agreed by execution of the subscription agreement for the common stock: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that Gurata is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act.  All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Page - 7

Each investor was given adequate access to sufficient information about Gurata to make an informed investment decision.  None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to any of the investor.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Gurata’s common stock.

Use of Proceeds

On September 6, 2007, the Securities and Exchange Commission declared Gurata’s Form SB-2 Registration Statement effective, file number 333-145498, permitting Gurata to offer up to 20,000,000 shares of common stock at $0.005 per share.  There is no underwriter involved in this public offering.  Gurata accepted 27 subscription agreements for a total of $85,000 to date.  The offering period for the public offering expired on March 3, 2008.

Gurata spent $12,764 of the proceeds on the offering expenses, which included $4,574 on legal and registration fees, $6,000 on accounting and auditing fees, $1,190 on electronic filing and printing fees, and $1,000 on transfer agent fees.  The net proceeds to Gurata after deducting the offering expenses were $72,236.

As of May 31, 2008, Gurata had spent $13,697 of the net proceeds on a helicopter-supported magnetic survey on the Gate 1 Claim.  In addition, Gurata had also spent a total of $49,300 of the net proceeds of the working capital, which included $20,500 on consulting fees, $12,600 in legal fees, $8,600 on administration fees, $4,500 in audit fees, $1,700 on mineral title costs, $1,000 in tax preparation fees, and $400 in regulatory and filing fees.

Gurata intends to spend $20,000 of the net proceeds on its Phase One Exploration program in June 2009 with the balance of the proceeds to be used for working capital.

The reason for the material change in the use of proceeds from what was described in Gurata’s Registration Statement was because Gurata’s consulting geological technician recommended the helicopter-supported magnetic survey on the Gate 1 Claim in order to gather more information on the Gate 1 Claim to identify specific target areas for the rock sampling program in the Phase One Exploration program.

(e)	Penny Stock Rules

Trading in Gurata’s common stock is subject to the “penny stock” rules.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends Gurata’s common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Gurata’s securities, which could severely limit their market price and liquidity of Gurata’s securities.  The application of the “penny stock” rules may affect your ability to resell Gurata’s securities.

Page - 8

Item 6.  Selected Financial Data.

Gurata is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF GURATA GOLD, INC. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Gurata’s principal business is the acquisition and exploration of mineral resources in northwestern British Columbia, Canada.  Gurata has not presently determined whether the Gate 1 Claim contains mineral reserves that are economically recoverable.  Gurata has not commenced significant operations and is considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (SFAS) No.7 Accounting and Reporting by Development Stage Enterprises.

Gurata’s inclusion of supplementary analytical and related information may require Gurata to make estimates and assumptions to enable it to fairly present, in all material respects, its analysis of trends and expectations with respect to Gurata’s results of operations and financial position taken as a whole.

Gurata has no operations and if the Gate 1 Claim is not successfully developed Gurata will not earn any revenues.

Gate 1 Claim

On December 15, 2006 Gurata purchased the Gate 1 Claim near Atlin, British Columbia, Canada, comprising an area of 376.488 hectares for $1,000.  The Gate 1 Claim is registered in the name of Gurata’s CFO and pursuant to a trust agreement is held in trust on Gurata’s behalf.  See Exhibit 10.2 – Trust agreement for more details.

Gurata is required to incur approximately $1,514 (CDN$1,505) on or before February 10, 2009 and approximately $3,030 (CDN$3,012) on or before February 10, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work to the Province of British Columbia, in order to retain title to Gate 1 Claim.  During the year ended May 31, 2008, Gurata paid $1,669 to the Province of British Columbia and spent $13,697 on a helicopter-supported magnetic survey on the Gate 1 Claim.  If these expenditures be accepted as valid exploration expenditures by the Province of British Columbia, the registration of the Gate 1 Claim will be extended until February 10, 2014.

Plan of Operation

Exploration Plan

On June 18, 2008, Gurata received an exploration report on a helicopter-supported magnetic survey on the Gate 1 Claim from its consulting geologist.  The report recommends prospecting and surveying the Gate 1 Claim.  If the prospecting is successful in discovering mineralization the report recommends following up with an IP/resistivity survey in order to verify magnetic anomalies and help determine the depth of the causative source.  Management is currently reviewing the exploration report to determine if it will proceed with Phase One of its mineral exploration program.

If management decides to proceed with Phase One of its exploration program then Gurata’s plan of operation for the next 12 months is to complete the following objectives within the time periods specified, subject to Gurata obtaining the funding necessary for the exploration of the Gate 1 Claim.  Gurata currently does not have enough funds to complete its proposed mineral exploration program, which Gurata plans to start in the summer of 2009.  The following is a brief summary of the three phase exploration program:

Page - 9

1.
The Gate 1 Claim is in good standing until February 10, 2009.  At May 31, 2008, Gurata has spent an additional $13,697 on the Gate 1 Claim.  These expenditures have not been submitted to the Province of British Columbia for approval.  If these expenditures be accepted as valid exploration expenditures by the Province of British Columbia, the registration of the Gate 1 Claim will be extended until February 10, 2014.  Gurata cannot provide any assurance that the exploration work will be accepted as valid.  If it is not accepted, then Gurata will have to incur additional costs for valid exploration work or make an additional payment to the Province of British Columbia in lieu of work to extend the registration of the Gate 1 Claim.

2.
As recommended by Gurata’s consulting geologist, management plans to conduct the first phase of Gurata’s three phase exploration program starting in June 2009.  This Phase One exploration program is expected to cost approximately $21,125 (CDN$21,000).  A two-person field crew will fly to the Gate 1 Claim and will stay for a period of 15 days.  During this period the crew will generally survey the Gate 1 Claim seeking any outcroppings and locating streams.  An outcropping is a part of a rock formation that appears above the surface of the surrounding land.  The crew will use global positioning equipment, take 100 geochemical samples and take 15 rock samples.  All samples will be bagged and tagged for location, date and time for later analysis.  After this period is over the crew will return to Atlin by float plane.

3.
The samples obtained during the Phase One exploration program will be analyzed at a laboratory and management will review the results of the Phase One exploration program in the winter of 2009.  Gurata will engage its consulting geologist to interpret the results of Phase One.  It is estimated that the analysis and interpretation of results will cost approximately $3,720 (CDN$3,700).  If Gurata is able to identify favorable rock formations and structures with elevated metal values management will plan and conduct a Phase Two program.

4.
If the Phase Two program were to proceed, Gurata’s consulting geologist has indicated that Gurata should budget approximately $60,350 (CDN$60,000) for its Phase Two program.  If Gurata proceeds with a Phase Two program Gurata would do so in July 2010.  A small crew will fly to the Gate 1 Claim and will stay for a period of time to be determined.  During this period the crew will continue with Phase One field work including additional sampling and mapping, magnetometer survey, trenching and a small number of diamond drill holes.  All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by float plane.

5.
In the case that the Phase Two exploration program takes place, management will review its results in winter 2010.  If Gurata is able to continue to confirm elevated metal values at specific hand drilled targets management would consider Phase Two a success and would plan for a Phase Three exploration program.  The Phase Three exploration program is expected to cost at least $241,400 (CDN$240,000).  At this stage, Gurata would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements.  If Gurata proceeds with the Phase Three exploration plan it would commence in July 2011.

As at May 31, 2008, Gurata had cash of approximately $30,000.  Gurata will have to raise additional funds to cover its operating costs and commence Phase One of its mineral exploration program.

During the next 12 months, management does not anticipate generating any revenue.  If Gurata requires additional funds, management anticipates this additional funding will come from equity financing from the sale of Gurata’s common stock, private loans or advances or the sale of part of its interest in the Gate 1 Claim.  If Gurata is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Gurata.  Gurata does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock or obtain private loans or advances to fund its mineral exploration program. In the absence of such financing, Gurata’s business will fail.

Gurata may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete its Phase Three exploration program.  Gurata has not undertaken any efforts to locate a joint venture partner for Phase Three.  If Gurata enters into a joint venture arrangement, Gurata will assign a percentage of its interest in the Gate 1 Claim to the joint venture partner.

Page - 10

Based on the nature of Gurata’s business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Gurata’s future financial results are also uncertain due to a number of factors, some of which are outside its control.  These factors include, but are not limited to:

•	Gurata’s ability to raise additional funding;
•	the market price for gold;
•	the results of Gurata’s proposed exploration programs on the Gate 1 Claim; and
•	Gurata’s ability to find joint venture partners for the development of its property interests.

Due to Gurata’s lack of operating history and present inability to generate revenues, Gurata’s auditors have stated their opinion that there currently exists substantial doubt about its ability to continue as a going concern.  Even if Gurata completes its current exploration program and it is successful in identifying a mineral deposit, Gurata will have to spend substantial funds on further drilling and engineering studies before Gurata will know if it has a commercially viable mineral deposit or reserve.

Accounting and Audit Plan

Gurata intends to continue to have its outside consultant assist in the preparation of its quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor.  Gurata’s outside consultant is expected to charge us approximately $1,500 to prepare the quarterly financial statements and approximately $3,500 to prepare the annual financial statements.  Gurata’s independent auditor is expected to charge Gurata approximately $1,500 to review the quarterly financial statements and approximately $7,000 to audit the annual financial statements.  In the next 12 months, management anticipates spending approximately $20,000 to pay for Gurata’s accounting and audit requirements.

Critical Accounting Policies and Estimates

An appreciation of Gurata’s critical accounting policies is necessary to understand its financial results.  These policies may require that Gurata make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact Gurata’s financial results.  The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.  Other than Gurata’s accounting for mineral property costs, our critical accounting policies do not involve the choice between alternative methods of accounting.  Gurata has applied its critical accounting policies and estimation methods consistently.

Unproved Mineral Property Costs

Gurata has been in the exploration stage since inception, May 26, 2006 and has not yet realized any revenues from its planned operations.  Gurata is primarily engaged in the acquisition and exploration of mining properties.  Gurata expenses mineral property exploration costs as they are incurred.  Mineral property acquisition costs are initially capitalized, when incurred, using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  Gurata assesses the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.  On December 15, 2006, Gurata acquired the Gate 1 mineral claim near Atlin, British Columbia, Canada, comprising an area of 376.488 hectares for $1,000.  During the year ended May 31, 2007, management determined that the carrying amount of the mineral property was in excess of its estimated fair value and recognized an impairment loss on mineral property costs of $1,000.  During the year ended May 31, 2008, Gurata paid $1,669 to the Province of British Columbia and spent $13,697 on exploration.  If these expenditures be accepted as valid exploration expenditures by the Province of British Columbia, the registration of the Gate 1 Claim will be extended until February 10, 2014.

Once we have determined that a mineral property can be economically developed, as a result of establishing proven and probable reserves, the costs then incurred to develop such property, will be capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Page - 11

Asset Retirement Obligations

SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life.  At May 31, 2008 and 2007, Gurata did not have any asset retirement obligations.

Foreign Currency Translation

Gurata’s functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars.  Gurata has not to the date of this filing, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Financial Instruments

Foreign Exchange Risk

Gurata is subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  Management does not believe that Gurata has any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

Gurata’s financial instruments include cash, deposit receivable, accounts payable and accrued liabilities and accrued administration.  The fair value of these financial instruments approximates their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject Gurata to significant concentrations of credit risk consist principally of cash deposits.  On May 31, 2008, Gurata had approximately $30,000 in cash that was not insured.  This cash is on deposit with a large chartered Canadian bank.  As part of Gurata’s cash management process, management performs periodic evaluations of the relative credit standing of this financial institution.  Gurata has not experienced any losses in cash balances and management does not believe Gurata is exposed to any significant credit risk on its cash.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155 (SFAS 155) Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.  This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  SFAS 156 was effective for Gurata beginning June 1, 2007.  The adoption of SFAS 155 did not have a material impact on Gurata’s financial statements.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS 157 was effective for Gurata on June 1, 2007. Adoption of SFAS 157 did not have a material impact on Gurata’s financial statements.

In September 2006, the FASB issued SFAS 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity.  This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions.  Gurata will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or June 1, 2009 for Gurata.  Gurata does not have a defined benefit postretirement plan and thus the Adoption of SFAS 158 is not expected to have a material impact on Gurata’s financial statements.

Page - 12

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS 157 will be effective for us on June 1, 2008.  The adoption of SFAS 159 is not expected to have a material impact on Gurata’s financial statements.

 In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities must be deferred and capitalized.  As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts must be recognized as an expense.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted.  This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 will be effective for Gurata on June 1, 2008.  The pronouncement is not expected to have a material effect on Gurata’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations.  SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values.  SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) will be effective for Gurata on June 1, 2009.  Gurata does not expect the adoption of SFAS 141(R) to have a significant impact on its financial statements.

In December 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1).  The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements.  Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for Gurata on June 1, 2009.  Gurata does not expect the adoption of EITF 07-1 to have a significant impact on its financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income.  Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment.  The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS 160 will be effective for Gurata on June 1, 2009.  Gurata does not expect the adoption of SFAS 160 to have a significant impact on its financial statements.

Page - 13

In February 2008 the FASB staff issued Staff Position No. 157-2 (FSP FAS 157-2) Effective date of FASB Statement No.157.  FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The provisions of FSP FAS 157-2 will be effective for Gurata on June 1, 2009.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).  This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for Gurata on June 1, 2009.  Gurata is currently evaluating the impact that the adoption of SFAS 161 may have on its financial statement disclosures.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles".  Gurata is currently reviewing the effect, if any; the proposed guidance will have on its financial statements disclosures.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008.  Gurata does not expect the adoption of SFAS 163 to have a significant impact on its financial statements.

Functional Currency

Gurata’s functional currency is the United States dollar.  Gurata has determined that its functional currency is the United States dollar for the following reasons:

●      Gurata’s current and future financings are and will be in United States dollars;
●      Gurata maintains a majority of its cash holdings in United States dollars;
●      any potential sales of gold recovered from the Gate 1 Claim will be undertaken in United States dollars;
●      a majority of Gurata’s administrative expenses are undertaken in United States dollars;
●      all cash flows are generated in United States dollars; and
●	the Gate 1 Claim is located in Canada, and even though the exploration expenses are estimated in Canadian dollars, these expenses can usually be requested to be billed in United States dollars.

Page - 14

Operations Review

For the year ended May 31, 2008, Gurata had a net loss of $76,085.  At May 31, 2008, Gurata’s current assets consisted of cash of $30,200 and deposit receivable of $6,303.  When these assets are offset against Gurata’s current obligations of $11,460 in accounts payable, $127 in accrued liabilities, $3,675 in accrued administration and $34 due to a related party, Gurata is left with working capital of $21,207.  Management believes Gurata’s cash position as of the date of this filing is inadequate to satisfy its working capital needs.  Over the next 12 months management anticipates that Gurata’s operating costs will be approximately $70,000.

Over the next 12 months, Gurata does not anticipate generating any revenue.  During October and November of 2007, Gurata raised $85,000 through the issuance of 17,000,000 common shares at $0.005 per share.  Management plans to continue to fund Phase One of Gurata’s mineral exploration program and its operations through equity financing from the sale of Gurata’s shares of common stock, advances from management or other third parties, or through the sale of a part interest in the Gate 1 Claim.  Gurata does not have any financing arranged and cannot provide any assurance that it will be able to raise sufficient funding from the sale of its shares of common stock, that it will receive advances from management or other third parties or that it will be able to sell a part interest in the Gate 1 Claim.  Although Gurata has not attempted to locate a joint venture partner, if Gurata enters into a joint venture arrangement, Gurata would assign a percentage of its interest in the Gate 1Claim to its joint venture partner.

Related Party Transactions

At May 31, 2008, Gurata was indebted to its CFO in the amount of $34.  During the year ended May 31, 2008 Gurata paid $5,000 in administration fees to its CFO.

The Gate 1 Claim is registered in the name of Feliberto Gurat, Gurata’s CFO, and pursuant to a trust agreement is held in trust on Gurata’s behalf.  See Exhibit 10.2 – Trust agreement for more details.

Results of Operations

Comparison of the years ended May 31, 2008 and 2007.

Overall Results of Operation

During the year ended May 31, 2008, Gurata had a net loss of $76,085 compared to a net loss of $17,458 for the year ended May 31, 2007.  This $58,627 increase in net loss was primarily due to increases of approximately $29,000 in professional fees and $11,000 in exploration expenses.  Over the next 12 months management expects Gurata’s operating losses to be approximately $70,000.

Revenues

Gurata did not have any operating revenues from inception (May 26, 2006) to the date of this filing.  To date Gurata’s activities have been financed through the proceeds of share subscriptions.  From inception (May 26, 2006) to the date of this filing, Gurata has raised a total of $107,000 from private offerings of its common stock.  Due to the nature of its business Gurata does not expect to have operating revenues within the next year.

Operating Expenses

Gurata’s operating expenses increased by $58,627 from $17,458 for the year ended May 31, 2007 to $76,085 for the year ended May 31, 2008.  The increase was primarily due to approximate increases in  (a) professional fees of $29,000, and regulatory fees of $2,000 primarily related to filing Gurata’s Form SB-2 registration statement in August 2007 and regulatory compliance; (b) consulting fees of $5,000 paid to Feliberto Gurat, Gurata’s CFO and $15,000 paid to an outside consultant; (c) $11,000 in exploration expenses primarily for a helicopter-supported magnetic survey of the Gate 1 Claim; (d) administrative fees of $5,000 which covered Gurata’s rent, accounting and administrative fees for the period and replaced the charges for donated rent and donated services of $8,000 that were charged during the year ended May 31, 2007.  These increases were primarily offset by a decrease in impairment loss on mineral property costs of $1,000.  Over the next 12 months management expects Gurata’s operating losses to be approximately $70,000, which includes the following estimated costs:  $25,000 on Phase One of Gurata’s mineral exploration program and $45,000 on general and administrative costs.

Page - 15

Off-Balance Sheet Arrangements

Gurata has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to Gurata’s investors.  Gurata does not have any non-consolidated, special-purpose entities.

Liquidity, Capital Resources and Financial Position

At May 31, 2008, Gurata had a cash balance of $30,200 and negative cash flows from operations of $70,767.  During the year ended May 31, 2008, Gurata funded its operations with cash that it received from the sale of its common stock.

The notes to Gurata’s financial statements as of May 31, 2008 disclose Gurata’s uncertain ability to continue as a going concern.  Gurata has not and does not expect to generate any revenues to cover its expenses while Gurata is in the exploration stage and as a result Gurata has accumulated a deficit of $94,043 since inception.  At May 31, 2008, Gurata had $15,296 in current liabilities, when its current liabilities are offset against its current assets of $36,503 Gurata is left with working capital $21,207.  Gurata’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs.  Based upon current plans, management expects to incur operating losses in future periods.  These factors raise substantial doubt regarding Gurata’s ability to continue as a going concern.  There is no assurance that Gurata will be able to generate revenues in the future.  Gurata’s financial statements do not give any effect to any adjustments that would be necessary should Gurata be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.  While Gurata has successfully generated sufficient working capital through the sale of common stock to the date of this filing and management believes that Gurata can continue to do so for the next year, there are no assurances that Gurata will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended May 31, 2008, was $70,767.  Gurata used this cash primarily to cover its net operating loss of $76,085, payment of accrued liabilities of $15 and on a deposit receivable of $6,303 from its consulting geologist.  Included in Gurata’s net operating loss are increases in; accounts payable of $7,960 primarily due to an increase in professional fees; accrued administration fees of $3,675; and a $1 foreign exchange increase in the amount due to Gurata’s CFO.

Net Cash Used in Investing Activities

Gurata did not have any investing activities during the year ended May 31, 2008.

Net Cash Flows Provided By Financing Activities

Gurata issued 17,000,000 shares of its common stock for $85,000 in cash during the year ended May 31, 2008.

Income Taxes

Income tax expense is based on pre-tax financial accounting income.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Table 1 sets out Gurata’s deferred tax assets as of May 31, 2008 and 2007.  Gurata has established a 100% valuation allowance, as management believes it is more likely than not that the deferred tax assets will not be realized.

Page - 16

Table 1: Deferred Tax Assets
	May 31,
	2008	2007
Federal loss carryforwards (estimated at 34%)	$31,975	$6,106
Less: valuation allowance	(31,975	(6,106)
	$–	$–

Gurata established a 100% valuation allowance against its deferred tax assets based on its current operating results.  If Gurata’s operating results improve significantly, Gurata may have to record its deferred taxes in its financial statements, which could have a material impact on Gurata’s financial results.

Contingencies and Commitments

At May 31, 2008 Gurata had the following commitments with the Province of British Columbia to perform minimum work on the Gate 1 Claim (note that the $46,895 below includes the $13,697 that has been expended in 2008, but not yet accepted by the Province of British Columbia).

Table 2: Contractual Obligations
		Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Minimum Exploration Payments	$46,895	$-	$-	$-	$46,895
Total	$46,895	$-	$-	$-	$46,895

Internal and External Sources of Liquidity

To date, Gurata has funded its operations from the sale of its common stock.

Foreign Exchange

Gurata is subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  Management does not believe that Gurata has any material risk due to foreign currency exchange.

Inflation

Management does not believe that inflation will have a material impact on Gurata’s future operations.

Risks and Uncertainties

There are a number of known material risks and uncertainties that are reasonably likely to have a material impact on Gurata’s revenues, operations, liquidity and income over the short and long term.  The primary risk that Gurata faces over the long term is that the Gate 1 Claim may not contain a commercially viable mineral deposit.  If the Gate 1 Claim does not contain a commercially viable deposit, this will have a material effect on Gurata’s ability to earn revenue and income as it will not be able to sell any minerals.

There are a number of industry-wide risk factors that may affect Gurata’s business.  The most significant industry-wide risk factor is that mineral exploration is an inherently risky business.  Very few exploration companies go on to discover economically viable mineral deposits or reserves that ultimately result in an operating mine.  In order for Gurata to commence mining operations it faces a number of challenges, which include finding qualified professionals to conduct its mineral exploration program, obtaining adequate financing to continue its mineral exploration program, locating a viable ore body, partnering with a senior mining company, obtaining mining permits, and ultimately selling minerals in order to generate revenue.

Page - 17

Another important industry-wide risk factor is that the price of commodities can fluctuate based on world demand and other factors.  For example, if the price of a mineral were to dramatically decline this could make any ore Gurata has on the Gate 1 Claim uneconomical to mine.  Gurata and other companies in its business are relying on a price of ore that will allow Gurata to develop a mine and ultimately generate revenue by selling minerals.

Additionally, because the Gate 1 Claim is in a remote region of Canada and in an area of inclement weather Gurata faces risks and uncertainties relating to the operation of its mineral exploration program.  This presents both a short and long term risk to Gurata in that poor weather could delay its mineral exploration program and prevent Gurata from exploring the Gate 1 Claim as planned.  This is a risk shared by many exploration companies in Gurata’s business.  Gurata has the ability to monitor weather predictions and can preserve capital by not sending exploration crews out in poor weather conditions.  However, such weather delays could cause Gurata to not be able to explore the Gate 1 Claim and not be able to file valid exploration work with the Province of British Columbia.  Failure to file valid exploration work would mean Gurata would have to pay the Province of British Columbia in lieu of exploration in order to keep title to the Gate 1 Claim.  Payments in lieu of exploration are generally not an efficient use of funds since it does not advance the understanding of a potential mineral deposit.  However, these payments are sometimes required in Gurata’s business.

Finally, Gurata faces a risk of not being able to finance its mineral exploration program.  With each unsuccessful attempt at locating a commercially viable mineral deposit Gurata become more and more unattractive in the eyes of investors.  Without adequate financing Gurata cannot operate mineral exploration programs.  However, this risk is faced by all exploration companies and it is not unique to Gurata.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Gurata is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 18

Item 8.                      Financial Statements and Supplementary Data.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS

MAY 31, 2008 AND 2007
FOR THE YEARS ENDED MAY 31 2008 AND 2007
AND THE PERIOD FROM MAY 26, 2006 (INCEPTION) TO MAY 31, 2008

Page - 19

Madsen & Associates CPA’s, Inc.
684 EAST VINE STREET #3
MURRAY, UTAH 84107
TELEPHONE (801) 268-2632
FAX (801) 262-3978
TED A. MADSEN, CPA                                                                                                                                                                                                                                                  MEMBER:                       AMERICAN INSTITUTE OF
                                                                                                                                                   CERTIFIED PUBLIC ACCOUNTANTS

                                                                                                                                                   UTAH ASSOCIATION OF
                                                                                                                                                   CERTIFIED PUBLIC ACCOUNTANTS

To Board of Directors and
Stockholders of Gurata Gold, Inc.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying balance sheet of Gurata, Gold, Inc. (the Company), an exploration stage company, as of May 31, 2008 and 2007 and the statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2008 and  2007 and for the period from inception (May 26, 2006) through May 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control of financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gurata Gold, Inc., an exploration stage company, as of My 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from inception (May 26, 2006) through May 31, 2008, in conformity with accounting principles generally accepted in the United States of  America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3 to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
August 27, 2008

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	May 31,
	2008	2007

ASSETS

Current assets:

Cash	$30,200	$15,967
Deposit receivable	6,303	-

Total assets	$36,503	$15,967

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$11,460	$3,500
Accrued liabilities	127	142
Accrued administration	3,675	-
Due to related party	34	33

Total liabilities	15,296	3,675

Commitments and contingencies	-	-

Stockholders' equity:
Common stock; authorized 75,000,000; $0.001 par value;
39,000,000 and 22,000,000 shares issued and outstanding
at May 31, 2008 and 2007	39,000	22,000
Additional paid in capital	76,250	8,250
Deficit accumulated during the exploration stage	(94,043)	(17,958)

Total stockholders' equity	21,207	12,292

Total liabilities and stockholders' equity	$36,503	$15,967

The accompanying notes are an integral part of these financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007 AND
FOR THE PERIOD FROM MAY 26, 2006 (INCEPTION) TO MAY 31, 2008

	May 31,		From May 26, 2006 (Inception)
	2008	2007	to May 31, 2008

Operating Expenses:

Administration	$8,624	$3,500	$12,124
Bank charges and interest	158	115	273
Consulting	20,500	-	20,500
Donated rent	-	2,750	2,750
Donated services	-	5,500	5,500
Exploration and development	15,366	3,976	19,342
Office	123	-	123
Professional	28,711	142	28,853
Regulatory	2,616	475	3,591
Impairment loss on mineral property costs	-	1,000	1,000
Foreign exchange gain	(13)	-	(13)

Net loss for the period	$(76,085)	$(17,458)	$(94,043)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	32,007,650	17,350,685

The accompanying notes are an integral part of these financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2008 AND 2007 AND
FOR THE PERIOD FROM MAY 26, 2006 (INCEPTION) TO MAY 31, 2008

				Deficit
	Common Stock Issued			Accumulated
			Additional	During the
	Number of		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balance at May 26, 2006 (Inception)	-	$-	$-	$-	$-

Net loss for the period	-	-	-	(500)	(500)

Balance at May 31, 2006	-	-	-	(500)	(500)

Common stock issued for cash	22,000,000	22,000	-	-	22,000
Donated services	-	-	8,250	-	8,250
Net loss	-	-	-	(17,458)	(17,458)

Balance at May 31, 2007	22,000,000	22,000	8,250	(17,958)	12,292

Common stock issued for cash	17,000,000	17,000	68,000	-	85,000
Net loss	-	-	-	(76,085)	(76,085)

Balance at May 31, 2008	39,000,000	$39,000	$76,250	$(94,043)	$21,207

The accompanying notes are an integral part of these financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007 AND
FOR THE PERIOD FROM MAY 26, 2006 (INCEPTION) TO MAY 31, 2008

			From May 26, 2006
	May 31,		(Inception) to
	2008	2007	May 31, 2008

Cash flow from operating activities:
Net loss	$(76,085)	$(17,458)	$(94,043)
Adjustments to reconcile net loss to net cash used in operting activities:
Donated services and rent	-	8,250	8,250
Impairment loss on mineral property costs	-	1,000	1,000
Changes in operating assets and liabilities:
Deposit receivable	(6,303)	-	(6,303)
Accounts payable	7,960	3,500	11,460
Accrued liabilities	(15)	(358)	127
Accrued administration	3,675	-	3,675
Due to related party	1	33	34

Net cash used in operating activities	(70,767)	(5,033)	(75,800)

Cash flows from investing activities:
Acquisition of mineral properties	-	(1,000)	(1,000)

Net cash used in investing activities	-	(1,000)	(1,000)

Cash flows from financing activities:
Cash from issuance of common stock	85,000	22,000	107,000

Net cash provided by financing activities	85,000	22,000	107,000

Increase in cash during the period	14,233	15,967	30,200

Cash, beginning of period	15,967	-	-

Cash, end of period	$30,200	$15,967	$30,200

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Gurata Gold, Inc. (“Gurata”) was incorporated on May 26, 2006, under the laws of the State of Nevada.  Gurata’s principal business is the acquisition and exploration of mineral resources in northwestern British Columbia, Canada.  Gurata has not presently determined whether its properties contain mineral reserves that are economically recoverable.  In these notes, the terms “Company”, “we”, “us” or “our” mean Gurata.

Exploration Stage

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America.  The Company has not produced any revenues from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard (SFAS) No. 7.

The Company is in the early exploration stage.  In an exploration stage company, management devotes most of its time to conducting exploratory work and developing its business.  These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The Company’s continuation as a going concern and its ability to emerge from the exploration stage with any planned principal business activity is dependent upon the continued financial support of its shareholders and its ability to obtain the necessary equity financing and attain profitable operations.

Basis of Presentation

These audited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current year’s presentation.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents.  At May 31, 2008 and 2007, the Company did not have any cash equivalents

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash.  At May 31, 2008 and 2007 the Company had approximately $30,000 and $16,000, respectively in cash that was not insured.  This cash is on deposit with a large chartered Canadian bank.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Foreign Exchange Risk

The Company is subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  The Company does not believe that it has any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, deposit receivable, accounts payable, accrued liabilities and accrued administration.  The fair value of these financial instruments approximate their carrying values due to their short maturities.

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

The Company’s financial statements are based on a number of estimates, including accruals for estimated administrative and professional fees.

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources.  At May 31, 2008 and 2007, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Asset Retirement Obligations

SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life.  At May 31, 2008 and 2007, the Company did not have any asset retirement obligations.

Basic and Diluted Net Loss Per Common Share (“EPS”)

Basic net loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per common share includes the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period).

Potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would be anti-dilutive.

At May 31, 2008, the Company had issued 39,000,000 common shares and had no outstanding options or warrants.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS 123(R) was effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.  SFAS 123(R) eliminates the option to use APB 25’s intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

The adoption of SFAS 123(R) did not have a material effect on the Company’s financial condition or results of operations because since inception the Company has not entered into any share-based transactions.

Income Taxes

Income tax expense is based on pre-tax financial accounting income.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155 (SFAS 155) Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.  This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  SFAS 156 was effective for the Company beginning June 1, 2007.  The adoption of SFAS 155 did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS 157 was effective for the Company on June 1, 2007.  Adoption of SFAS 157 did not have a material impact on our financial statements.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS 157 will be effective for the Company on June 1, 2008.  The adoption of SFAS 159 is not expected to have a material impact on our financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3).  EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities must be deferred and capitalized.  As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts must be recognized as an expense.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted.  This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 will be effective for the Company on June 1, 2008.  The pronouncement is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations.  SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) will be effective for the Company on June 1, 2009.  We do not expect the adoption of SFAS 141(R) to have a significant impact on our financial statements.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1).  The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements.  Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for the Company on June 1, 2009.  We do not expect the adoption of EITF 07-1 to have a significant impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income.  Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment.  The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS 160 will be effective for the Company on June 1, 2009.  We do not expect the adoption of SFAS 160 to have a significant impact on our financial statements.

In February 2008 the FASB staff issued Staff Position No. 157-2 (FSP FAS 157-2) Effective date of FASB Statement No.157.  FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The provisions of FSP FAS 157-2 will be effective for us on June 1, 2009.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).  This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on June 1, 2009.  We are currently evaluating the impact that the adoption of SFAS 161 may have on our financial statement disclosures.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May, 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles".  The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements disclosures.

In May, 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008.  We do not expect the adoption of SFAS 163 to have a significant impact on our financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs.  Based upon current plans, the Company expects to incur operating losses in future periods.  At May 31, 2008, the Company had accumulated losses of $94,043 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  There is no assurance that the Company will be able to generate revenues in the future.  These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

NOTE 4 - RELATED PARTY TRANSACTIONS

All of the Company’s mineral claims are registered in the name of the President of the Company and pursuant to a trust agreement are held in trust on behalf of the Company (see Note 5).

During the year ended May 31, 2008 the Company paid $5,000 in consulting fees to its president.  At May 31, 2008 and 2007, the Company was indebted to its president in the amounts of $34 and $33, respectively.

NOTE 5 – UNPROVED MINERAL PROPERTIES

On December 15, 2006, the Company acquired the Gate 1 mineral claim near Atlin, British Columbia, Canada, comprising an area of 376.49 hectares for $1,000.  During the year ended May 31, 2007, the Company determined that the carrying amount of the mineral property was in excess of its estimated fair value and recognized an impairment loss on mineral property costs of $1,000.

The Company is required to incur approximately $1,514 (CDN$1,505) on or before February 10, 2009 and approximately $3,030 (CDN$3,012) on or before February 10, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claims (see Notes 4 and 7).

During the year ended May 31, 2008, the Company paid $1,669 to the Province of British Columbia and spent $13,697 on exploration.  The Company’s mineral claims are in good standing until February 10, 2009.

NOTE 6 - COMMON STOCK

On July 11, 2006 and August 23, 2006, the Company issued 3,000,000 and 19,000,000 common shares respectively, at $0.001 per share for cash of $22,000 to its President.

On November 30, 2007, the Company authorized and issued 17,000,000 common shares at $0.005 per share for cash of $85,000.

NOTE 7 – COMMITMENTS

At May 31, 2008, the company had spent $13,697 on exploration expenditures which have not been submitted to the Government of British Columbia for approval.  The following commitment table excludes the $13,697 in exploration expenditures.  At May 31, 2008 we had the following commitments with the government of British Columbia to perform minimum work on our mineral properties: (Note 5)

Future minimum payments

2009	$-
2010	-
2011	-
2012	-
2013	-
After 2013	46,895
Total future minimum payments	$46,895

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

NOTE 8 – DEPOSIT RECEIVABLE

On April 3, 2008, the Company was required to pay a $20,000 deposit for a helicopter assisted magnetic survey.  The actual cost of this magnetic survey was $13,697, leaving a $6,303 deposit receivable.

NOTE 9 – INCOME TAXES

Income tax expense has not been recognized for the years ended May 31, 2008 and 2007 and no taxes were payable at May 31, 2008 or 2007, because the Company has incurred net operating losses (NOL’s) since its inception.

The Company’s operating losses for the years ended May 31, 2008 and 2007, were:

2008	2007
$76,085	$17,458
$76,085	$17,458

At May 31, 2008 and 2007 the Company had the following deferred tax assets related to NOL’s.  A 100% valuation allowance has been established as management believes it is more likely than not that the deferred tax assets will not be realized.

	2008	2007
Federal loss carryforwards	$31,975	$6,106
Less: valuation allowance	(31,975)	(6,106)
	$-	$-

The Company’s valuation allowance increased during 2008 and 2007 by $25,869 and $5,936 respectively.

The Company had the following NOL carryforwards at May 31:

2008	2007
$94,043	$17,958
$94,043	$17,958

The federal NOL’s expire through May 31, 2028.  The Company is a Nevada corporation and is not subject to state taxes.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Since inception on May 26, 2006, there were no disagreements with Gurata’s accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304(b) of Regulation S-K that occurred within Gurata’s two most recent fiscal years and the subsequent interim periods.  Gurata’s Independent Registered Public Accounting Firm from inception to the current date is Madsen & Associates CPA’s, Inc., 684 East Vine Street, #3, Murray, Utah, 84107.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including Shaun Davis, Gurata’s Chief Executive Officer, and Feliberto Gurat, Gurata’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Mr. Davis and Mr. Gurat have evaluated the effectiveness of the design and operation of Gurata’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on such evaluation, Mr. Davis and Mr. Gurat have concluded that, as of the Evaluation Date, Gurata’s disclosure controls and procedures are effective to alert Gurata on a timely basis to any material information required to be included in the reports to be filed or submitted under the Exchange Act and to ensure that the information required to be disclosed in those reports is recorded, processed, summarized and reported as and when required.

Changes in Internal Controls

During the last fiscal quarter covered by this report, there were no changes in Gurata’s internal controls or, to Gurata’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the Evaluation Date.

Management’s Report on Internal Controls over Financial Reporting

Gurata is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 9B.  Other Information

During the fourth quarter of the fiscal year covered by this Form 10-K, Gurata reported all information that was required to be disclosed in a report on Form 8-K.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

(a)           Identify Directors and Executive Officers

Each director of Gurata holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Page - 34

Gurata’s management team is listed below.

Officer’s Name	Gurata Gold, Inc.
Shaun P. Davis	President and CEO,
Feliberto Gurat	Sole director CFO, Treasurer, and Corporate Secretary

Shaun P. Davis ●  Mr. Davis (42 years old) has been the president and CEO of Gurata since August 2008.  During the past five years, Mr. Davis has been a realtor and worked in property management since 1990.

Feliberto Gurat ●  Mr. Gurat (36 years old) has been a director and the CFO of Gurata since May 2006 and was the president and CEO of Gurata from May 2006 to August 2008.  During the past five years, Mr. Gurat has worked for Cloudbreak Resources Ltd. as a media relations specialist from August 2003 to March 2007.  Cloudbreak Resources Ltd. is a junior mineral exploration company based in Vancouver, Canada.  At Cloudbreak, Mr. Gurat was responsible for handling incoming inquiries from media and others about Cloudbreak.  At Cloudbreak, Mr. Gurat was exposed to the business of mineral exploration including activities such as claim acquisition, financing, and claim exploration.

(b)           Identify Significant Employees

Gurata has no significant employees.  The only persons providing Gurata with ongoing services are Mr. Davis and Mr. Gurat.  Mr. Davis will devote approximately 20 hours per week or 50% of his working time to Gurata’s business.  Mr. Gurat will devote approximately eight hours per week or 20% of his working time to Gurata’s business.  For Gurata’s accounting requirements Gurata utilizes the consulting services of Da Costa Management Corp. of Vancouver, Canada to assist in the preparation of its annual and interim financial statements in accordance with accounting principles generally accepted in the United States.

(c)           Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Gurata to become directors or executive officers.

(d)           Involvement in Certain Legal Proceedings

(1)
No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)	No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)
No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)
No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e)           Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Gurata is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following.  Feliberto Gurat failed to file a Form 5 (Annual Statement of Beneficial Ownership) for the 2008 fiscal year.

Page - 35

(f)           Nomination Procedure for Directors

Gurata does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  Gurata has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g)           Audit Committee Financial Expert

Gurata has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  Gurata’s Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee.  Gurata’s Board of Directors has determined that the cost of hiring a financial expert to act as a director of Gurata and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee

(h)           Identification of Audit Committee

Gurata does not have a separately-designated standing audit committee.  Rather, Gurata’s entire board of directors perform the required functions of an audit committee.  Currently, Feliberto Gurat is the only member of Gurata’s audit committee, but does not meet Gurata’s independent requirements for an audit committee member.  See “Item 12. (c) Director independence” below for more information on independence.

Gurata’s audit committee is responsible for: (1) selection and oversight of Gurata’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Gurata’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engaged by the audit committee.

As of May 31, 2008, Gurata did not have a written audit committee charter or similar document.

(i)           Code of Ethics

Gurata has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Gurata undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Shaun Davis at 206-779-5013 to request a copy of Gurata’s financial code of ethics.  Management believes Gurata’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation.

Gurata has paid $5,000 in compensation to its named executive officers during its fiscal year ended May 31, 2008.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Shaun P. Davis CEO August 2008 - present	2006 2007 2008	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a
Feliberto Gurat CFO May 2006–Aug 2008 CFO May 2006 - present	2006 2007 2008	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil 5,000	nil nil 5,000

Page - 36

Since Gurata’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Gurata and any of its directors whereby such directors are compensated for any services provided as directors.

There are no employment agreements between Gurata and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Gurata or from a change in a named executive officer’s responsibilities following a change in control.

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Feliberto Gurat 1403 – 1200 Alberni Street Vancouver, British Columbia V6E 1A6 Canada	22,000,000	56.4%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 39,000,000 shares of common stock issued and outstanding as of September 9, 2008.

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common stock	Feliberto Gurat 1403 – 1200 Alberni Street Vancouver, British Columbia V6E 1A6 Canada	22,000,000	56.4%
common stock	Shaun P. Davis 11730 NE 107th Place Kirkland, Washington 98033	Nil	0%
common stock	Directors and Executive Officers (as a group)	22,000,000	56.4%
[1] Based on 39,000,000 shares of common stock issued and outstanding as of September 9, 2008.

(c)           Changes in Control

Gurata is not aware of any arrangement that may result in a change in control of Gurata with the exception that Feliberto Gurat and Shaun Davis are currently negotiating for the sale and purchase of all of Mr. Gurat’s shares to Mr. Davis.  The terms and conditions of the sale and purchase of the shares have not yet been determined.

Page - 37

Item 13.  Certain Relationships and Related Transactions.

(a)           Transactions with Related Persons

Since the beginning of Gurata’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Gurata was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Gurata’s total assets at year-end for the last three completed fiscal years, except for the following:

1.	Declaration of Trust

In return for Feliberto Gurat holding the one mineral claim in trust for Gurata, Gurata has agreed to make payments in lieu of valid exploration work on behalf of Mr. Gurat, if required, to keep the Gate 1 Claim in good standing with the Province of British Columbia.  Gurata anticipates the amount of the payments to be made on behalf of Mr. Gurat to be approximately $2,000 for next year and $4,000 annually thereafter.  See Exhibit 10.2 – Trust agreement for more details.

2.	Donated Services and Rent

Feliberto Gurat, Gurata’s CFO and director, donated services and rent to Gurata that are recognized on its financial statements.  From inception on May 26, 2006 to May 31, 2008, Gurata recognized a total of $5,500 for donated services at a rate of $500 per month and $2,750 for donated rent at a rate of $250 per month

(b)           Promoters and control persons

During the past five fiscal years, Shaun Davis and Feliberto Gurat have been promoters of Gurata’s business, but neither of these promoters have received anything of value from Gurata nor is any person entitled to receive anything of value from Gurata for services provided as a promoter of the business of Gurata.

(c)           Director independence

Gurata’s board of directors currently consists of Feliberto Gurat only.  Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Gurata’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of Gurata or any other individual having a relationship which, in the opinion of Gurata’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Gurata in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Gurata’s stock will not preclude a director from being independent.

In applying this definition, Gurata’s board of directors has determined that Mr. Gurat does not qualify as an “independent director” pursuant to the same Rule.

As of the date of the report, Gurata did not maintain a separately designated compensation or nominating committee.
Gurata has also adopted this definition for the independence of the members of its audit committee.  Feliberto Gurat serves on Gurata’s audit committee.  Gurata’s board of directors has determined that Mr. Gurat is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is also not “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 14.  Principal Accounting Fees and Services

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Gurata’s audit of consolidated annual financial statements and for review of financial statements included in Gurata’s Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008 - $nil – Madsen & Associates CPA’s, Inc.
2007 - $10,500 – Madsen & Associates CPA’s, Inc.

Page - 38

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Gurata’s consolidated financial statements and are not reported in the preceding paragraph:

2008 - $nil – Madsen & Associates CPA’s, Inc.
2007 - $nil – Madsen & Associates CPA’s, Inc.

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008 - $nil – Madsen & Associates CPA’s, Inc.
2007 - $1,000 – Madsen & Associates CPA’s, Inc.

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008 - $nil – Madsen & Associates CPA’s, Inc.
2007 - $nil – Madsen & Associates CPA’s, Inc.

(6)  The percentage of hours expended on the principal accountant’s engagement to audit Gurata’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Item 15.  Exhibits, Financial Statements Schedules.

(a)           Index to and Description of Exhibits.

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

Page - 39

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Gurata Gold, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

GURATA GOLD, INC.

By:                          /s/Shaun P. Davis
Name:                      Shaun P. Davis
Title:                       President and CEO
Dated:                     September 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Gurata Gold, Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Shaun P. Davis	President, Chief Executive Officer, and Principal Executive Officer	September 10, 2008
/s/ Feliberto Gurat	Chief Financial Officer, Treasurer, Corporate Secretary, Principal Financial Officer, Principal Accounting Officer, and sole Member of the Board of Directors	September 10, 2008

Page - 40

Exhibit 31

Page - 41

GURATA GOLD, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Shaun P. Davis, certify that:

1.   I have reviewed this annual report on Form 10-K for the fiscal year ending May 31, 2008 of Gurata Gold, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  September 10, 2008

/s/Shaun P. Davis
Shaun P. Davis
Chief Executive Officer

Page - 42

GURATA GOLD, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Feliberto Gurat, certify that:

1.   I have reviewed this annual report on Form 10-K for the fiscal year ending May 31, 2008 of Gurata Gold, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  September 10, 2008

/s/Feliberto Gurat
Feliberto Gurat
Chief Financial Officer

Page - 43

Exhibit 32

Page - 44

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Gurata Gold, Inc. (the “Company”) on Form 10-K for the period ending May 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Shaun P. Davis, Chief Executive Officer of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Shaun P. Davis
Shaun P. Davis
Chief Executive Officer

September 10, 2008

Page - 45

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Gurata Gold, Inc. (the “Company”) on Form 10-K for the period ending May 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Feliberto Gurat, Chief Financial Officer of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Feliberto Gurat
Feliberto Gurat
Chief Financial Officer

September 10, 2008

Page - 46