Form 10-Q
period 2008-08-31
Gurata Gold, Inc.
filed 2008-10-20
CIK 1393284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   August 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number     000-52796

GURATA GOLD, INC.
(Exact name of registrant as specified in its charter)

Nevada	71-1046926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11730 NE 107th Place, Kirkland, Washington	98033
(Address of principal executive offices)	(Zip Code)
206-779-5013
(Registrant’s telephone number, including area code)
1403 – 1200 Alberni Street, Vancouver, British Columbia, V6E 1A6, Canada
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [ X ] Yes         [    ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer                                           [     ]                                                                                             Accelerated filer                                                                                    [    ]
Non-accelerated filer                                                [     ]  (Do not check if a smaller reporting company)        Smaller reporting company                                                                 [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 16, 2008
common stock - $0.001 par value	39,000,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

GURATA GOLD, INC.
 (AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
(UNAUDITED)

AT AUGUST 31, 2008 AND MAY 31, 2008,
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
AND THE PERIOD FROM MAY 26, 2006 (INCEPTION) TO AUGUST 31, 2008

Page - 2

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	August 31,	May 31,
	2008	2008
	(Unaudited )
ASSETS

Current assets:

Cash	$22,456	$30,200
Deposit receivable	-	6,303
Prepaid expenses	355	-

Total assets	$22,811	$36,503

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$3,175	$11,460
Accrued administrative fees	-	3,675
Accrued professional fees	16,000	127
Due to related party	37	34

Total liabilities	19,212	15,296

Commitments and contingencies		-

Stockholders' equity:
Common stock; authorized 75,000,000; $0.001 par value;
39,000,000 shares issued and outstanding at
August 31, 2008 and May 31, 2008	39,000	39,000
Additional paid in capital	76,250	76,250
Deficit accumulated during the exploration stage	(111,651)	(94,043)

Total stockholders' equity	3,599	21,207

Total liabilities and stockholders' equity	$22,811	$36,503

The accompanying notes are an integral part of these interim financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended August 31,		From May 26, 2006 (Inception)
	2008	2007	to August 31, 2008

Operating Expenses:

Administrative fees	$1,675	$2,000	$13,799
Bank charges and interest	57	106	330
Consulting	-	-	20,500
Donated rent	-	-	2,750
Donated services	-	-	5,500
Exploration and development	-	-	19,342
Office	-	-	123
Professional fees	15,873	10,500	44,726
Regulatory	-	690	3,591
Impairment loss on mineral property costs	-	-	1,000
Foreign exchange gain (loss)	3	-	(10)

Net loss for the period	$(17,608)	$(13,296)	$(111,651)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	39,000,000	22,000,000

The accompanying notes are an integral part of these interim financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Three Months		From May 26, 2006
	Ended August 31,		(Inception) to
	2008	2007	August 31, 2008

Cash flow from operating activities:
Net loss	$(17,608)	$(13,296)	$(111,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	8,250
Impairment loss on mineral property costs	-	-	1,000
Changes in operating assets and liabilities:
Accounts receivable	-	(210)	-
Deposit receivable	6,303	-	-
Prepaid expenses	(355)	-	(355)
Accounts payable	(8,285)	(3,490)	3,175
Accrued liabilities	-	500	-
Accrued administrative fees	(3,675)	1,500	-
Accrued professional fees	15,873	2,000	16,000
Due to related party	3	-	37

Net cash used in operating activities	(7,744)	(12,996)	(83,544)

Cash flows from investing activities:
Acquisition of mineral properties	-	-	(1,000)

Net cash used in investing activities	-	-	(1,000)

Cash flows from financing activities:
Cash from issuance of common stock	-	-	107,000

Net cash provided by financing activities	-	-	107,000

Net (decrease) increase in cash during the period	(7,744)	(12,996)	22,456

Cash, beginning of period	30,200	15,967	-

Cash, end of period	$22,456	$2,971	$22,456

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

(The accompanying notes are an integral part of these interim financial statements)

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008

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

Exploration Stage

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America.  The Company has not produced any revenues from its principal business and is an exploration stage company as defined by SEC Industry Guide 7, and follows Statement of Financial Accounting Standard (SFAS) No. 7, where applicable.

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

Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included on Form 10-KSB of Gurata Gold, Inc. for the year ended May 31, 2008.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature.  Operating results for the three months ended August 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended May 31, 2008, included in the Company’s annual report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

On June 1, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities.  In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.  Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.  The adoption of SFAS 157, as it relates to financial assets and financial liabilities, had no impact on the Company’s financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy under SFAS 157 are described below:

&	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

&
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

&	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In September 2006, the FASB issued SFAS 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity.  This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions.  The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or June 1, 2008 for the Company.  We do not have a defined benefit postretirement plan and thus the Adoption of SFAS 158 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS 159 permits measurement of certain financial assets and financial liabilities at fair value.  If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date.  Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS 159 was effective for the Company on June 1, 2008.  The adoption of SFAS 159 did not have a material impact on the Company’s financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

In June 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3).  EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities must be deferred and capitalized.  As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts must be recognized as an expense.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted.  This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  The Company adopted EITF 07-03 on June 1, 2008.  The adoption of EITF 07-03 did not have a material effect on our financial statements.

In March 2008, the FASB, affirmed the consensus of FASB Staff Position (FSP) Accounting Principles Board Opinion No. 14-1 (APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion.  FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate.  Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We do not expect the adoption of FSP APB 14-1 to have a material impact on our financial statements.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statement disclosures.

In May, 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008.  We do not expect the adoption of SFAS 163 to have a significant impact on our financial statements.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting.  FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations.  The guidance will be effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on its results of operations and financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In June 2008, FASB released a proposed SFAS, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141 (the proposed Statement), for a comment period that ended during August 2008.  The proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity's position in a dispute.  The proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years.  When and if the proposed Statement is approved in final form by FASB, the Company will evaluate whether the adoption of the proposed Statement will have any material impact on its financial position and results of operations.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs.  Based upon current plans, the Company expects to incur operating losses in future periods.  At August 31, 2008, the Company had accumulated losses of $111,651 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  There is no assurance that the Company will be able to generate revenues in the future.  These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

All of the Company’s mineral claims are registered in the name of the director of the Company and pursuant to a trust agreement are held in trust on behalf of the Company (see Note 5).

At August 31, 2008 and May 31 2008, the Company was indebted to its director in the amounts of $37 and $34, respectively.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008

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

The Company is required to incur approximately $1,500 (CDN$1,505) on or before February 10, 2009 and approximately $3,000 (CDN$3,012) on or before February 10, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claims (see Note 7).

During the year ended May 31, 2008, the Company paid $1,669 to the Province of British Columbia and spent $13,697 on exploration.  The Company’s mineral claims are in good standing until February 10, 2009.

NOTE 6 - COMMON STOCK

On July 11, 2006 and August 23, 2006, the Company issued 3,000,000 and 19,000,000 common shares respectively, at $0.001 per share for cash of $22,000 to its director.

On November 30, 2007, the Company issued 17,000,000 common shares at $0.005 per share for cash of $85,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in our Annual Report on Form 10-KSB for the year ended May 31, 2008, as well as the financial statements and notes contained herein.

Forward-Looking Statements

Some of the information in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, are forward-looking statements.  These statements express, or are based on, our expectations about future events.  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or similar terminology.

Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of us are, to our knowledge and judgment, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken.  Forward-looking statements involve and can be affected by inaccurate assumptions or by known and unknown risks and uncertainties which may cause our actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from expected results include those discussed under the caption “Risk Factors” in our annual report on Form 10-KSB for the year ended May 31, 2008.  Any of these factors could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf.  We cannot assure you that our future results will meet our expectations.  When you consider these forward-looking statements, you should keep in mind these factors.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these factors.  Our forward-looking statements speak only as of the date made.  We assume no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

General

Our principal business is the acquisition and exploration of mineral resources in northwestern British Columbia, Canada.  We have not presently determined whether our properties contain mineral reserves that are economically recoverable.  We have not commenced significant operations and are considered an Exploration Stage Company, as defined by SEC Industry Guide 7, and follows Statement of Financial Accounting Standard (SFAS) No.7 Accounting and Reporting by Development Stage Enterprises, where applicable.  We have no operations and if our mineral claims are not successfully developed we will not earn any revenues.

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

Page - 12

Unproved Mineral Property Costs

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

On December 15, 2006, we acquired the Gate 1 mineral claim near Atlin, British Columbia, Canada, comprising an area of 376.488 hectares for $1,000.  During the year ended May 31, 2007, we determined that the carrying amount of the mineral property was in excess of its estimated fair value and recognized an impairment loss on mineral property costs of $1,000.  During the year ended May 31, 2008, we spent $13,697 on exploration.  If these expenditures are accepted as valid exploration expenditures by the Province of British Columbia, the registration of the Gate 1 Claim will be extended until February 10, 2014.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash deposits.  On August 31, 2008, we had approximately $22,000 in cash that was not insured.  This cash is on deposit with a large chartered Canadian bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and we do not believe we are exposed to any significant credit risk on its cash.

Recent Accounting Pronouncements

Refer to Note 2, of our Notes to the Financial Statements filed in our Form 10-K, for a discussion of our recent accounting standards and pronouncements.  The following accounting pronouncements were issued or adopted subsequent to May 31, 2008:

On March 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities.  In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.  Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

Page - 13

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.  The adoption of SFAS 157, as it relates to financial assets and financial liabilities had no impact on our financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy under SFAS 157 are described below:

&	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

&
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

&	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

In September 2006, the FASB issued SFAS 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity.  This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions.  We are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or June 1, 2008 for us.  We do not have a defined benefit postretirement plan and thus the Adoption of SFAS 158 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits measurement of certain financial assets and financial liabilities at fair value.  If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date.  Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS 159 was effective for us on June 1, 2008.  The adoption of SFAS 159 did not have a material impact on our financial statements as we did not elect the fair value option for any of our financial assets or liabilities.

In June 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3).  EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities must be deferred and capitalized.  As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts must be recognized as an expense.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted.  This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  We adopted EITF 07-03 on June 1, 2008.  The adoption of EITF 07-03 did not have a material effect on our financial statements.

Page - 14

In March 2008, the FASB, affirmed the consensus of FASB Staff Position (FSP) Accounting Principles Board Opinion No. 14-1 (APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion.  FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate.  Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The adoption of FSP APB 14-1 is not expected to have a material impact on our financial statements.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We are currently reviewing the effect, if any, the proposed guidance will have on our financial statement disclosures.

In May, 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008.  We do not expect the adoption of SFAS 163 to have a significant impact on our financial statements.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting.  FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations.  The guidance will be effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on our results of operations and financial position.

Page - 15

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  We are currently evaluating the impact that adoption of EITF 07-5 will have on our financial statements.

In June 2008, FASB released a proposed SFAS, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141) (the proposed Statement), for a comment period that ended during August 2008.  The proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity's position in a dispute.  The proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years.  When and if the proposed Statement is approved in final form by FASB, we will evaluate whether the adoption of the proposed Statement will have any material impact on our financial position and results of operations.

Overview

Gate 1 Claim

On December 15, 2006 we purchased the Gate 1 Claim near Atlin, British Columbia, Canada, comprising an area of 376.488 hectares for $1,000.  The Gate 1 Claim is registered in the name of our director and pursuant to a trust agreement is held in trust on our behalf.  See Exhibit 10.2 – Trust agreement for more details.

We are required to incur approximately $1,400 (CDN$1,505) on or before February 10, 2009 and approximately $2,800 (CDN$3,012) on or before February 10, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work to the Province of British Columbia, in order to retain title to Gate 1 Claim.  At August 31, 2008, we had spent $13,697 on a helicopter-supported magnetic survey on the Gate 1 Claim.  At August 31, 2008, we had not submitted these exploration expenditures to the Government of British Columbia for approval.  If these exploration expenditures are approved by the Government of British Columbia, our unproved mineral properties will be in good standing until February 10, 2014.

Exploration Plan

On June 18, 2008, we received an exploration report on a helicopter-supported magnetic survey on the Gate 1 Claim from our consulting geologist.  The report recommends prospecting and surveying the Gate 1 Claim.  If the prospecting is successful in discovering mineralization the report recommends following up with an IP/resistivity survey in order to verify magnetic anomalies and help determine the depth of the causative source.

The following is a brief summary of our three phase exploration program:

1.
As recommended by our consulting geologist, we plan to conduct the first phase of our three phase exploration program starting in June 2009.  This Phase One exploration program is expected to cost approximately $19,800 (CDN$21,000).  A two-person field crew will fly to the Gate 1 Claim and will stay for a period of 15 days.  During this period the crew will generally survey the Gate 1 Claim seeking any outcroppings and locating streams.  An outcropping is a part of a rock formation that appears above the surface of the surrounding land.  The crew will use global positioning equipment, take 100 geochemical samples and take 15 rock samples.  All samples will be bagged and tagged for location, date and time for later analysis.  After this period is over the crew will return to Atlin by float plane.

Page - 16

2.
The samples obtained during the Phase One exploration program will be analyzed at a laboratory and we will review the results of the Phase One exploration program in the winter of 2009.  We will engage our consulting geologist to interpret the results of Phase One.  It is estimated that the analysis and interpretation of results will cost approximately $3,500 (CDN$3,700).  If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a Phase Two program.

3.
If the Phase Two program were to proceed, our consulting geologist has indicated that we should budget approximately $56,500 (CDN$60,000) for our Phase Two program.  If we proceed with our Phase Two program we would do so in July 2010.  A small crew will fly to the Gate 1 Claim and will stay for a period of time to be determined.  During this period the crew will continue with Phase One field work including additional sampling and mapping, magnetometer survey, trenching and a small number of diamond drill holes.  All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by float plane.

4.
In the case that the Phase Two exploration program takes place, we will review the results in winter 2010.  If we are able to continue to confirm elevated metal values at specific hand drilled targets we will consider Phase Two a success and will plan for a Phase Three exploration program.  The Phase Three exploration program is expected to cost at least $225,900 (CDN$240,000).  At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements.  If we proceed with Phase Three of our exploration plan we would commence in July 2011.

On August 31, 2008, we had cash of approximately $22,000.  We will have to raise additional funds to cover our operating costs and commence Phase One of our mineral exploration program.

During the next 12 months, we do not anticipate generating any revenue.  If we require additional funds, we anticipate this additional funding will come from equity financing from the sale of our common stock, private loans or advances or the sale of part of our interest in the Gate 1 Claim.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest.  We do not have any financing arranged and cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or obtain private loans or advances to fund our mineral exploration program.  In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete our Phase Three exploration program.  We have not undertaken any efforts to locate a joint venture partner for Phase Three.  If we enter into a joint venture arrangement, we will assign a percentage of our interest in the Gate 1 Claim to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:

&	our ability to raise additional funding;
&	the market price for gold;
&	the results of our proposed exploration programs on the Gate 1 Claim; and
&	our ability to find joint venture partners for the development of our property interests.

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor.  Our outside consultant is expected to charge us approximately $1,500 to prepare the quarterly financial statements and $3,500 to prepare the annual financial statements.  Our independent auditor is expected to charge us approximately $1,500 to review the quarterly financial statements, $7,000 to audit the annual financial statements and $1,000 to prepare our corporate and state income tax returns.  In the next 12 months, we anticipate spending approximately $21,000 to pay for our accounting and audit requirements.

Page - 17

Functional Currency

Our functional currency is the United States dollar.  We have determined that our functional currency is the United States dollar for the following reasons:

●  our current and future financings are and will be in United States dollars;
●  we maintain the majority of our cash holdings in United States dollars;
●  any potential sales of gold recovered from the Gate 1 Claim will be undertaken in United States   dollars;
●  the majority of our administrative expenses are undertaken in United States dollars;
●  all cash flows are generated in United States dollars; and
& the Gate 1 Claim is located in Canada, and even though the exploration expenses are estimated in Canadian dollars, these expenses can usually be requested to be billed in United States dollars&

Results of Operations – Three Months Ended August 31, 2008 and 2007

Our operating results for the three months ended August 31, 2008 and 2007 and the changes between those periods for the expenses are summarized as follows:

	For the Three Months Ended August 31,		Increase (Decrease) Between the Three Months Ended August 31, 2008 and August 31, 2007
	2008	2007

Administrative expenses	$1,675	$2,000	$(325)
Bank charges and interest	57	106	(49)
Professional fees	15,873	10,500	5,373
Regulatory	-	690	(690)
Foreign exchange gain	3	-	3

	$17,608	$13,296	$4,312

During the three months ended August 31, 2008, we had a net loss of $17,608 compared to a net loss of $13,296 for the three months ended August 31, 2007.  Our $4,312 increase in net loss was primarily due to an increase in professional fees associated with regulatory compliance.

Over the next 12 months, we do not anticipate generating any revenue and we expect our operating losses to be approximately $65,000.  We plan to continue to fund Phase One of our mineral exploration program and our operations through equity financing from the sale of our shares of common stock, private advances or through the sale of a part interest in the Gate 1 Claim.  We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our shares of common stock, that we will receive private advances or that we will be able to sell a part interest in the Gate 1 Claim.  Although we have not attempted to locate a joint venture partner, if we enter into a joint venture arrangement, we would assign a percentage of our interest in the Gate 1 Claim to our joint venture partner.

Page - 18

Liquidity and Capital Resources

At August 31, 2008, we had a cash balance of $22,456 and negative cash flows from operations of $7,744.  During the three months ended August 31, 2008, we funded our operations with cash that we received from the sale of common stock in prior quarters.

Going Concern

Due to lack of operating history and present inability to generate revenues, our auditors have stated in their opinion that there currently exists substantial doubt about our ability to continue as a going concern.  Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

The notes to our financial statements as of August 31, 2008 disclose our uncertain ability to continue as a going concern.  We have not and do not expect to generate any revenues to cover our expenses while we are in the exploration stage and as a result we have accumulated a deficit of $111,651 since inception.  At August 31, 2008, we had $19,212 in current liabilities, when our current liabilities are offset against our current assets of $22,811 we are left with working capital $3,599.  Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from our mineral production and control production costs.  Based upon current plans, we expect to incur operating losses in future periods.  These factors raise substantial doubt regarding our ability to continue as a going concern.  There is no assurance that we will be able to generate revenues in the future.  Our financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.  While we have successfully generated sufficient working capital through the sale of common stock to the date of this filing and we believe that we can continue to do so for the next year, there are no assurances that we will succeed in generating sufficient working capital through the sale of our common stock to meet our ongoing cash needs.

	For the Three Months Ended August 31,
	2008	2007

Net cash used in operating activities	$(7,744)	$(12,996)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease in cash	$(7,744)	$(12,966)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended August 31, 2008 compared to the three months ended August 31, 2007 decreased by $5,252.  This decrease was primarily related to an increase in our accruals and partial refund of a deposit we paid for our helicopter-supported magnetic survey.

Net Cash Used in Investing Activities

We did not have any investing activities during the three months ended August 31, 2008 and 2007.

Net Cash Provided By Financing Activities

We did not have any financing activities during the three months ended August 31, 2008 and 2007.

Page - 19

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.  We do not have any non-consolidated, special-purpose entities.

Internal and External Sources of Liquidity

To date, we have funded our operations from the sale of our common stock.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including Shaun P. Davis, Gurata’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Mr. Davis has evaluated the effectiveness of the design and operation of Gurata’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. Davis has concluded that, as of the Evaluation Date, Gurata’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports Gurata files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Page - 20

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Gurata did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Gurata did not sell any unregistered equity securities.

On September 6, 2007, the Securities and Exchange Commission declared Gurata’s Form SB-2 Registration Statement effective, file number 333-145498, which permitted Gurata to offer up to 20,000,000 shares of common stock at $0.005 per share.  There was no underwriter involved in this public offering.  Gurata accepted 27 subscription agreements for a total of $85,000 to date.  The offering period for the public offering expired on March 3, 2008.

Gurata spent $12,764 of the proceeds on the offering expenses, which included $4,574 on legal and registration fees, $6,000 on accounting and auditing fees, $1,190 on electronic filing and printing fees, and $1,000 on transfer agent fees.  The net proceeds to Gurata after deducting the offering expenses were $72,236.

As of August 31, 2008, Gurata had spent a total of $52,297 of the net proceeds.  Gurata spent $13,697 of the net proceeds on a helicopter-supported magnetic survey on the Gate 1 Claim.  In addition, Gurata also spent a total of $38,600 of the net proceeds of the working capital, which included $5,000 on consulting fees, $13,500 in legal fees, $12,500 on administration fees, $4,500 in audit fees, $1,700 on mineral title costs, $1,000 in tax preparation fees, and $400 in regulatory and filing fees.  The $61 spent in excess of the net proceeds was part of Gurata’s general working capital.

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

Page - 21

Item 5.  Other Information.

During the quarter of the fiscal year covered by this report, Gurata reported all information that was required to be disclosed in a report on Form 8-K.

Item 6.  Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are incorporated by reference to Gurata’s documents previously filed with the SEC.

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

GURATA GOLD, INC.

Dated:                      October 17, 2008                                               By:/s/ Shaun P. Davis
Name: Shaun P. Davis
Title:   CEO and CFO
                          (Principal Executive Officer,
  Principal Financial Officer,
  and Chief Accounting Officer)

Page - 22

Exhibit 31

Page - 23

GURATA GOLD, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Shaun P. Davis, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending August 31, 2008 of Gurata Gold, Inc.;

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

Date:  October 17, 2008

/s/ Shaun P. Davis
Shaun P. Davis
Chief Executive Officer

Page - 24

GURATA GOLD, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Shaun P. Davis, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending August 31, 2008 of Gurata Gold, Inc.;

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

Date:  October 17, 2008

/s/ Shaun P. Davis
Shaun P. Davis
Chief Financial Officer

Page - 25

Exhibit 32

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gurata Gold, Inc. (the “Company”) on Form 10-Q for the period ending August 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Shaun P. Davis, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Shaun P. Davis
Shaun P. Davis
Chief Executive Officer

October 17, 2008

Page - 27

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gurata Gold, Inc. (the “Company”) on Form 10-Q for the period ending August 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Shaun P. Davis, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Shaun P. Davis
Shaun P. Davis
Chief Financial Officer

October 17, 2008

Page - 28