Form 10-Q
period 2008-11-30
Gurata Gold, Inc.
filed 2009-01-14
CIK 1393284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission file number 000-52796

GURATA GOLD, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-1046926 (I.R.S. Employer Identification No.)
11730 NE 107thPlace, Kirkland, Washington (Address of principal executive offices)	98033 (Zip Code)
206-779-5013 (Registrant’s telephone number, including area code)

n/a (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes         [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X]  Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 13, 2009
common stock - $0.001 par value	39,000,000

Form 10-Q – Q2	Gurata Gold, Inc.	2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GURATA GOLD, INC.
 (AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
(UNAUDITED)

AT NOVEMBER 30, 2008 AND MAY 31, 2008,
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
AND THE PERIOD FROM MAY 26, 2006 (INCEPTION) TO NOVEMBER 30, 2008

Form 10-Q – Q2	Gurata Gold, Inc.	3

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	November 30,	May 31,
	2008	2008
	(Unaudited )
ASSETS

Current assets:
Cash	$19,994	$30,200
Deposit receivable	-	6,303

Total assets	$19,994	$36,503

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$31,671	$11,494
Accrued administrative fees	3,150	3,675
Accrued professional fees	-	127

Total liabilities	34,821	15,296

Commitments and contingencies	-	-

Stockholders' (deficit) equity:
Common stock; authorized 75,000,000; $0.001 par value;
39,000,000 shares issued and outstanding at
November 30, 2008 and May 31, 2008	39,000	39,000
Additional paid in capital	76,250	76,250
Deficit accumulated during the exploration stage	(130,077)	(94,043)

Total stockholders' (deficit) equity	(14,827)	21,207

Total liabilities and stockholders' (deficit) equity	$19,994	$36,503

The accompanying notes are an integral part of these interim financial statements

Form 10-Q – Q2	Gurata Gold, Inc.	4

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007	From May 26, 2006 (Inception) to November 30, 2008

Operating Expenses:
Administrative fees	$3,150	$1,500	$4,825	$3,500	$16,949
Bank charges and interest	12	-	69	106	342
Consulting	2,450	-	2,450	-	22,950
Donated rent	-	-	-	-	2,750
Donated services	-	-	-	-	5,500
Exploration and development	-	-	-	-	19,342
Office	-	-	-	-	123
Professional fees	11,767	3,418	27,643	13,918	56,483
Regulatory	1,047	1,187	1,047	1,877	4,638
Impairment loss on mineral property costs	-	-	-	-	1,000

Net loss for the period	$(18,426)	$(6,105)	$(36,034)	$(19,401)	$(130,077)

Net loss per share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding:
Basic and diluted	39,000,000	28,063,736	39,000,000	25,015,301

The accompanying notes are an integral part of these interim financial statements

Form 10-Q – Q2	Gurata Gold, Inc.	5

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months		From May 26, 2006
	Ended November 30,		(Inception) to
	2008	2007	November 30, 2008

Cash flow from operating activities:
Net loss	$(36,034)	$(19,401)	$(130,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	8,250
Impairment loss on mineral property costs	-	-	1,000
Changes in operating assets and liabilities:
Accounts receivable	-	(337)	-
Deposit receivable	6,303	-	-
Accounts payable	20,177	(1,523)	31,671
Accrued administrative fees	(525)	3,000	3,150
Accrued professional fees	(127)	1,858	-

Net cash used in operating activities	(10,206)	(16,403)	(86,006)

Cash flows from investing activities:
Acquisition of mineral properties	-	-	(1,000)

Net cash used in investing activities	-	-	(1,000)

Cash flows from financing activities:
Cash from issuance of common stock	-	85,000	107,000

Net cash provided by financing activities	-	85,000	107,000

Net (decrease) increase in cash during the period	(10,206)	68,597	19,994

Cash, beginning of period	30,200	15,967	-

Cash, end of period	$19,994	$84,564	$19,994

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

(The accompanying notes are an integral part of these interim financial statements)

Form 10-Q – Q2	Gurata Gold, Inc.	6

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

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

Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included on Form 10-K of Gurata Gold, Inc. for the year ended May 31, 2008.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature.  Operating results for the three and six months ended November 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended May 31, 2008, included in the Company’s annual report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Form 10-Q – Q2	Gurata Gold, Inc.	7

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Form 10-Q – Q2	Gurata Gold, Inc.	8

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

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

Form 10-Q – Q2	Gurata Gold, Inc.	9

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

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

Form 10-Q – Q2	Gurata Gold, Inc.	10

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs.  Based upon current plans, the Company expects to incur operating losses in future periods.  At November 30, 2008, the Company had accumulated losses of $130,077 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  There is no assurance that the Company will be able to generate revenues in the future.  These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

All of the Company’s mineral claims are registered in the name of a former director of the Company and pursuant to a trust agreement are held in trust on behalf of the Company (see Note 5).

At November 30, 2008 and May 31 2008, the Company was indebted to a former director in the amounts of $28 and $34, respectively. This debt was reclassified to accounts payable at November 30, 2008.

Form 10-Q – Q2	Gurata Gold, Inc.	11

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

NOTE 5 – UNPROVED MINERAL PROPERTY

On December 15, 2006, the Company acquired the Gate 1 mineral claim near Atlin, British Columbia, Canada, comprising an area of 376.49 hectares for $1,000.  During the year ended May 31, 2007, the Company determined that the carrying amount of the mineral property was in excess of its estimated fair value and recognized an impairment loss on mineral property costs of $1,000 (see Note 4).

The Company is required to incur approximately $1,217 (CDN$1,505) on or before February 10, 2009 and approximately $2,435 (CDN$3,012) on or before February 10, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claim.

The Company’s mineral claim is in good standing until February 10, 2009.

NOTE 6 - COMMON STOCK

On July 11, 2006 and August 23, 2006, the Company issued 3,000,000 and 19,000,000 common shares respectively, at $0.001 per share for cash of $22,000 to its director.

On November 30, 2007, the Company issued 17,000,000 common shares at $0.005 per share for cash of $85,000.

NOTE 7 – SUBSEQUENT EVENT

On December 15, 2008, the Company registered exploration work performed on its unproved mineral properties with the Government of British Columbia, which would allow the Company to retain title to the claims until February 12, 2012. The approval for this exploration work is pending a review by the Government of British Columbia on a final geological report to be provided by the Company (see Note 5).

Form 10-Q – Q2	Gurata Gold, Inc.	12

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

This quarterly report on Form 10-Q filed by Gurata Gold, Inc. contains forward-looking statements.  These are statements regarding financial and operating performance and results and other statements that are not historical facts.  The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements.  Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements.  Some, but not all, of these risks include, among other things:

•	general economic conditions, because they may affect our ability to raise money,
•	our ability to raise enough money to continue our operations,
•	changes in regulatory requirements that adversely affect our business,
•	changes in the prices for minerals that adversely affect our business,
•	political changes in Canada, which could affect our interests there, and
•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report.  We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.  You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

General

You should read this discussion and analysis in conjunction with our interim unaudited financial statements and related notes included in this Form 10-Q and the audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.  The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.  Actual results may vary from the estimates and assumptions we make.

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

“We”, “us” or “our” means Gurata Gold, Inc. throughout the balance of this document.

Form 10-Q – Q2	Gurata Gold, Inc.	13

Results of Operations

Our operating results for the three and six months ended November 30, 2008 and 2007 and the changes between those periods for the expenses are summarized as follows:

	For the Three Months Ended November 30,		Increase (Decrease) Between the Three Months Ended November 30, 2008 and, 2007	For the Six Months Ended November 30,		Increase (Decrease) Between the Six Months Ended November 30, 2008 and, 2007
	2008	2007		2008	2007

Administrative fees	$3,150	$1,500	$1,650	$4,825	$3,500	$1,325
Bank charges and interest	12	-	12	69	106	(37)
Consulting	2,450	-	2,450	2,450	-	2,450
Professional fees	11,767	3,418	8,349	27,643	13,918	13,725
Regulatory	1,047	1,187	(140)	1,047	1,877	(830)

Net loss for the period	$18,426	$6,105	$12,321	$36,034	$19,401	$16,633

During the three months ended November 30, 2008, our net loss increased by $12,321 an increase of 202% from $6,105 for the three months ended November 30, 2007 to $18,426 for the three months ended November 30, 2008.

During the six months ended November 30, 2008, our net loss increased by $16,633 an increase of 86% from $19,401 for the six months ended November 30, 2007 to $36,034 for the six months ended November 30, 2008.

The $12,321 and $16,633 increase in our net loss for the three and six months ending November 30, 2008 was primarily due to outsourcing our administrative and accounting services, professional fees associated with regulatory compliance and a nominal consulting fee paid to our former president, CEO and CFO to compensate him for the extra time he spent with the new president, CEO and CFO in order to ensure an orderly transition in control.

Over the next 12 months, we do not anticipate generating any revenue and we expect our operating losses to be approximately $70,000.  We plan to continue to fund Phase One of our mineral exploration program and our operations through equity financing from the sale of our shares of common stock, private advances or through the sale of a part interest in the Gate 1 Claim.  We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our shares of common stock, that we will receive private advances or that we will be able to sell a part interest in the Gate 1 Claim.  Although we have not attempted to locate a joint venture partner, if we enter into a joint venture arrangement, we would assign a percentage of our interest in the Gate 1 Claim to our joint venture partner.

Liquidity and Capital Resources

At November 30, 2008, we had a cash balance of $19,994 and negative cash flows from operations of $10,206.  During the six months ended November 30, 2008, we funded our operations with cash that we received from the sale of common stock in prior quarters.

Form 10-Q – Q2	Gurata Gold, Inc.	14

Going Concern

Due to lack of operating history and present inability to generate revenues, there currently exists substantial doubt about our ability to continue as a going concern.  Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

The notes to our financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business.  We have not generated any revenues since inception and have never paid any dividends and we are unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain the necessary equity financing to continue operations, confirmation our interests in the underlying properties, and the attainment of profitable operations.  Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from our mineral production and control production costs.  Based upon current plans, we expect to incur operating losses in future periods.  At November 30, 2008, we had accumulated losses of $130,077 since inception.  These factors raise substantial doubt regarding our ability to continue as a going concern.  There is no assurance that we will be able to generate revenues in the future.  These financial statements do not give any effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

	For the Six Months Ended November 30,
	2008	2007

Net cash used in operating activities	$(10,206)	$(16,403)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	85,000
Net (decrease) increase in cash during the period	$(10,206)	$68,597

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended November 30, 2008 was $10,206.  We used cash primarily to pay down our accrued administrative and professional fees by $525 and $127 respectively and to cover our net loss of $36,034.  These uses of cash were offset primarily by receipt of our deposit receivable of $6,303, and a net increase in our accounts payable of $20,177.

Net cash used in operating activities during the six months ended November 30, 2007 was $16,403.  We used cash primarily to pay down our accounts payable by $1,523, for uncollected accounts receivable of $337 and to fund our net loss of $19,401. These uses of cash were offset primarily by increases in our accrued administrative fees and accrued professional fees of $3,000 and $1,858 respectively.

Net Cash Used in Investing Activities

We did not have any investing activities during the six months ended November 30, 2008 and 2007.

Form 10-Q – Q2	Gurata Gold, Inc.	15

Net Cash Provided By Financing Activities

During the six months ended November 30, 2008 we did not have any financing activities.

During the six months ended November 30, 2007 we received $85,000 in cash from the issuance of common stock.

Unproved Mineral Property

Gate 1 Claim

On December 15, 2006 we purchased the Gate 1 Claim near Atlin, British Columbia, Canada, comprising an area of 376.488 hectares for $1,000.  The Gate 1 Claim is registered in the name of a former director and pursuant to a trust agreement is held in trust on our behalf.  See Exhibit 10.2 – Trust agreement for more details.

At November 30, 2008, we had spent $13,697 on a helicopter-supported magnetic survey on the Gate 1 Claim.  On December 15, 2008, the Company registered exploration work performed on its unproved mineral property with the Government of British Columbia, which would allow the Company to retain title to the claim until February 10, 2012.  The approval for this exploration work is pending a review by the Government of British Columbia on a final geological report to be provided by the Company.

Exploration Plan

On June 18, 2008, we received an exploration report on a helicopter-supported magnetic survey on the Gate 1 Claim from our consulting geologist.  The report recommends prospecting and surveying the Gate 1 Claim.  If the prospecting is successful in discovering mineralization the report recommends following up with an IP/resistivity survey in order to verify magnetic anomalies and help determine the depth of the causative source.  Management will review the report in 2009 and have discussions with our consulting geologist in order to determine the economic viability of the mineral claim based on the data that was obtained in the helicopter-supported magnetic survey.

The following is a brief summary of our four phase exploration program:

1.
Management will review the geological report about the helicopter-supported magnetic survey in 2009 and have discussions with our consulting geologist in order to determine the economic viability of the mineral claim based on the data that was obtained in magnetic survey. This phase will be called Phase One.

2.
If Phase One is successful, we plan to conduct the second phase of our four phase exploration program starting in July 2009.  This Phase Two exploration program is expected to cost approximately $16,200 (CDN$20,000).  A two-person field crew will fly to the Gate 1 Claim and will stay for a period of 15 days.  During this period the crew will generally survey the Gate 1 Claim seeking any outcroppings and locating streams.  An outcropping is a part of a rock formation that appears above the surface of the surrounding land.  The crew will use global positioning equipment, take 100 geochemical samples and take 15 rock samples.  All samples will be bagged and tagged for location, date and time for later analysis.  After this period is over the crew will return to Atlin by float plane.

3.
The samples obtained during the Phase Two exploration program will be analyzed at a laboratory and we will review the results of the Phase Two exploration program in the winter of 2009.  We will engage our consulting geologist to interpret the results of Phase Two.  It is estimated that the analysis and interpretation of results will cost approximately $2,800 (CDN$3,500).  If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a Phase Three program.

Form 10-Q – Q2	Gurata Gold, Inc.	16

4.
If the Phase Three program were to proceed, our consulting geologist has indicated that we should budget approximately $48,500 (CDN$60,000) for our Phase Three program.  If we proceed with our Phase Three program we would do so in July 2010.  A small crew will fly to the Gate 1 Claim and will stay for a period of time to be determined.  During this period the crew will continue with Phase Two field work including additional sampling and mapping, magnetometer survey, trenching and a small number of diamond drill holes.  All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by float plane.

5.
In the case that the Phase Three exploration program takes place, we will review the results in winter 2010.  If we are able to continue to confirm elevated metal values at specific hand drilled targets we will consider Phase Three a success and will plan for a Phase Four exploration program.  The Phase Four exploration program is expected to cost at least $202,000 (CDN$250,000).  At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements.  If we proceed with Phase Four of our exploration plan we would commence in July 2011.

Challenges and Risks

On November 30, 2008, we had cash of approximately $20,000.  We will have to raise additional funds to cover our operating costs and commence Phase Two of our mineral exploration program.

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

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete our Phase Four exploration program.  We have not undertaken any efforts to locate a joint venture partner for Phase Four.  If we enter into a joint venture arrangement, we will assign a percentage of our interest in the Gate 1 Claim to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:

•	our ability to raise additional funding;
•	the market price for gold;
•	the results of our proposed exploration programs on the Gate 1 Claim; and
•	our ability to find joint venture partners for the development of our property interests.

Foreign Exchange

We are subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  We do not believe that we have any material risk due to foreign currency exchange.

Form 10-Q – Q2	Gurata Gold, Inc.	17

Other Trends, Events or Uncertainties that may Impact Results of Operations or Liquidity
Trends, Events, and Uncertainties

The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity and if the prices we will receive on the sale of minerals will exceed the cost of mineral exploitation.  If we are unable to raise cash, we may be required to cease our operations.  Other than as discussed in this quarterly report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Contingencies and Commitments

We had no commitments or contingencies at November 30, 2008.

Internal and External Sources of Liquidity

To date, we have funded our operations from the sale of our common stock.

Recently Adopted and Recently Issued Accounting Standards

Refer to Note 2 of the Notes to our Financial Statements which is included in our Form 10-K for the fiscal year ended May 31, 2008 for a discussion of recent accounting standards and pronouncements.  Accounting pronouncements that have been issued or adopted subsequent to May 31, 2008 are described below:

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

Form 10-Q – Q2	Gurata Gold, Inc.	18

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

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

Form 10-Q – Q2	Gurata Gold, Inc.	19

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

Form 10-Q – Q2	Gurata Gold, Inc.	20

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

Form 10-Q – Q2	Gurata Gold, Inc.	21

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

As of November 30, 2008, Gurata had spent a total of $52,297 of the net proceeds.  Gurata spent $13,697 of the net proceeds on a helicopter-supported magnetic survey on the Gate 1 Claim.  In addition, Gurata also spent a total of $38,600 of the net proceeds of the working capital, which included $5,000 on consulting fees, $13,500 in legal fees, $12,500 on administration fees, $4,500 in audit fees, $1,700 on mineral title costs, $1,000 in tax preparation fees, and $400 in regulatory and filing fees.  The $61 spent in excess of the net proceeds was part of Gurata’s general working capital.

As of November 30, 2009 there were $19,939 remaining from the net proceeds. In the Form 10-Q filed with the SEC on October 20, 2008 Gurata disclosed that it intended to spend $20,000 of the net proceeds on its previous Phase One exploration program (now named Phase Two). Management has decided to change the use of these proceeds to professional fees. The reason for the material change in the use of proceeds from what was described in Gurata’s Registration Statement and Form 10-Q filed with the SEC on October 20, 2008 is because Gurata will review the geological report about the helicopter-supported magnetic survey (now Phase One) and Gurata requires the proceeds to pay for professional fees in order to keep its filings current with the SEC.

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

Form 10-Q – Q2	Gurata Gold, Inc.	22

Item 6.  Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Gurata’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-52796 and SEC File Number 333-145498.

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

GURATA GOLD, INC.

Dated: January 13, 2009	By: /s/ Shaun P. Davis
Name: Shaun P. Davis
Title: CEO and CFO
(Principal Executive Officer,
Principal Financial Officer,
and Chief Accounting Officer)