Form 10-Q
period 2009-02-28
Gurata Gold, Inc.
filed 2009-04-21
CIK 1393284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 17, 2009
common stock - $0.001 par value	39,000,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

GURATA GOLD, INC.
 (AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
(UNAUDITED)

AT FEBRUARY 28, 2009 AND MAY 31, 2008,
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
AND THE PERIOD FROM MAY 26, 2006 (INCEPTION) TO FEBRUARY 28, 2009

Page - 2

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	February 28,	May 31,
	2009	2008
	(Unaudited )
ASSETS

Current assets:
Cash	$2,847	$30,200
Deposit receivable	90	6,303

Total assets	$2,937	$36,503

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$26,353	$11,494
Accrued administrative fees	3,150	3,675
Accrued professional fees	-	127
Due to related party	505	-

Total liabilities	30,008	15,296

Commitments and contingencies	-	-

Stockholders' (deficit) equity:
Common stock; authorized 75,000,000; $0.001 par value;
39,000,000 shares issued and outstanding at
February 28, 2009 and May 31, 2008	39,000	39,000
Additional paid in capital	76,250	76,250
Deficit accumulated during the exploration stage	(142,321)	(94,043)

Total stockholders' (deficit) equity	(27,071)	21,207

Total liabilities and stockholders' (deficit) equity	$2,937	$36,503

The accompanying notes are an integral part of these interim financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended		From May 26,
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	2006 (Inception) to February 28, 2009

Operating Expenses:
Administrative fees	$3,050	$1,224	$7,875	$4,724	$19,999
Bank charges and interest	27	25	96	131	369
Consulting	4,000	2,500	6,450	3,000	26,950
Donated rent	-	-	-	-	2,750
Donated services	-	-	-	-	5,500
Exploration and development	1,696	1,669	1,696	1,669	21,038
Office	-	34	-	34	123
Professional fees	2,146	7,452	29,789	20,870	58,638
Regulatory	1,325	221	2,372	2,098	5,954
Impairment loss on mineral property costs	-	-	-	-	1,000

Net loss for the period	$12,244	$13,125	$48,278	$32,526	$142,321

Net loss per share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding:
Basic and diluted	39,000,000	39,000,000	39,000,000	29,659,854

The accompanying notes are an integral part of these interim financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From May 26, 2006
	Nine Months Ended		(Inception) to
	February 28, 2009	February 29, 2008	February 28, 2009

Cash flow from operating activities:
Net loss	$(48,278)	$(32,526)	$(142,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	8,250
Impairment loss on mineral property costs	-	-	1,000
Changes in operating assets and liabilities:
Deposit receivable	6,213	-	(90)
Accounts payable	14,859	(990)	26,353
Accrued administrative fees	(525)	4,500	3,150
Accrued professional fees	(127)	2,858	-
Due to related party	505	3	505

Net cash used in operating activities	(27,353)	(26,155)	(103,153)

Cash flows from investing activities:
Acquisition of mineral properties	-	-	(1,000)

Net cash used in investing activities	-	-	(1,000)

Cash flows from financing activities:
Cash from issuance of common stock	-	85,000	107,000

Net cash provided by financing activities	-	85,000	107,000

Net (decrease) increase in cash during the period	(27,353)	58,845	2,847

Cash, beginning of period	30,200	15,967	-

Cash, end of period	$2,847	$74,812	$2,847

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

(The accompanying notes are an integral part of these interim financial statements)

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009
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

Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included on Form 10-K of Gurata Gold, Inc. for the year ended May 31, 2008.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature.  Operating results for the three and nine months ended February 28, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended May 31, 2008, included in the Company’s annual report on Form 10-K.

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
FEBRUARY 28, 2009
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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs.  Based upon current plans, the Company expects to incur operating losses in future periods.  At February 28, 2009, the Company had accumulated losses of $142,321 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  There is no assurance that the Company will be able to generate revenues in the future.  These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

All of the Company’s mineral claims are registered in the name of a former director of the Company and pursuant to a trust agreement are held in trust on behalf of the Company (see Note 5).

At February 28, 2009 and May 31 2008, the Company was indebted to a former director in the amounts of $27 and $34, respectively. This debt was reclassified to accounts payable at November 30, 2008.

At February 28, 2009 and May 31 2008, the Company was indebted to its director in the amounts of $505 and $0, respectively.  This director also billed the Company $4,000 for consulting services for the three months ended February 28, 2009.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009
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

The Company is required to incur approximately $2,435 (CDN$3,012) on or before February 10, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claim.

The Company’s mineral claim is in good standing until February 10, 2012.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

This quarterly report on Form 10-Q filed by Gurata Gold, Inc. contains forward-looking statements.  These are statements regarding financial and operating performance and results and other statements that are not historical facts.  The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements.  Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements.  Some, but not all, of these risks include, among other things:

●	general economic conditions, because they may affect our ability to raise money,
●	our ability to raise enough money to continue our operations,

●	changes in regulatory requirements that adversely affect our business,
●	changes in the prices for minerals that adversely affect our business,

●	political changes in Canada, which could affect our interests there, and
●	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

Overview

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

We are in the early exploration stage.  In an exploration stage company, management devotes most of its time to conducting exploratory work and developing its business.  Our continuation as a going concern and our ability to emerge from the exploration stage with our planned principal business activity is dependent upon our continued financial support, ability to attain profitable operations and ability to raise equity financing.

“We”, “us” or “our” means Gurata Gold, Inc. throughout the balance of this document.

Our Business

We were incorporated on May 26, 2006 in the state of Nevada.  Our principal business is the acquisition and exploration of mineral resources in northern British Columbia. We have not presently determined whether our properties contain mineral reserves that are economically recoverable.  We have not commenced significant operations and are considered an Exploration Stage Company, as defined by SEC Industry Guide 7, and follows Statement of Financial Accounting Standard (SFAS) No.7 Accounting and Reporting by Development Stage Enterprises, where applicable.  We have no operations and if our mineral claims are not successfully developed we will not earn any revenues.

Page - 13

Results of Operations

Our operating results for the three and nine months ended February 28, 2009 and February 29, 2008 and the changes between those periods for the expenses are summarized as follows:

	For the Three Months Ended		Increase (Decrease) Between the Three Months Ended February 28, 2009 and, February 29, 2008	For the Nine Months Ended		Increase (Decrease) Between the Nine months Ended February 28, 2009 and, February 29, 2008
	February 28, 2009	February 29, 2008		February 28, 2009	February 29, 2008

Administrative fees	$3,050	$1,224	$1,826	$7,875	$4,724	$3,151
Bank charges and interest	27	25	2	96	131	(35)
Consulting	4,000	2,500	1,500	6,450	3,000	3,450
Exploration and Development	1,696	1,669	27	1,696	1,669	27
Office	-	34	(34)	-	34	(34)
Professional fees	2,146	7,452	(5,306)	29,789	20,870	8,919
Regulatory	1,325	221	1,104	2,372	2,098	274

Net loss for the period	$12,244	$13,125	$881	$48,278	$32,526	$15,752

During the three months ended February 28, 2009, our net loss decreased by $881 a decrease of 7% from $13,125 for the three months ended February 29, 2008 to $12,244 for the three months ended February 28, 2009.

The $881 decrease in our net loss for the three months ending February 28, 2009 was primarily caused by a decrease in professional fees and were offset by smaller increases in administrative, consulting and regulatory fees.

During the nine months ended February 28, 2009, our net loss increased by $15,752 an increase of 48% from $32,526 for the nine months ended February 29, 2008 to $48,278 for the nine months ended February 28, 2009.

The $15,752 increase in our net loss for the nine months ending February 28, 2009 was primarily caused by  outsourcing our administrative and accounting services, professional fees associated with regulatory compliance and a nominal consulting fee paid to our former president, CEO and CFO to compensate him for the extra time he spent with the new president, CEO and CFO in order to ensure an orderly transition in control.

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

Liquidity and Capital Resources

At February 28, 2009, we had a cash balance of $2,847 and negative cash flows from operations of $27,353.  During the nine months ended February 28, 2009, we funded our operations with cash that we received from the sale of common stock in prior quarters.

Page - 14

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

The notes to our financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business.  We have not generated any revenues since inception and have never paid any dividends and we are unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain the necessary equity financing to continue operations, confirmation our interests in the underlying properties, and the attainment of profitable operations.  Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from our mineral production and control production costs.  Based upon current plans, we expect to incur operating losses in future periods.  At February 28, 2009, we had accumulated losses of $142,321 since inception.  These factors raise substantial doubt regarding our ability to continue as a going concern.  There is no assurance that we will be able to generate revenues in the future.  These financial statements do not give any effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Sources and Uses of Cash

	For the Nine months Ended
	February 28, 2009	February 29, 2008

Net cash used in operating activities	$(27,353)	$(26,155)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	85,000
Net (decrease) increase in cash during the period	$(27,353)	$58,845

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2009 was $27,353.  We used cash primarily to pay down our accrued administrative and professional fees by $525 and $127 respectively and to cover our net loss of $48,278.  These uses of cash were offset primarily by receipt of our deposit receivable of $6,213,  an increase in amounts due to a related party of $505 and a net increase in our accounts payable of $14,859.

Net cash used in operating activities during the nine months ended February 29, 2008 was $26,155.  We used cash primarily to pay down our accounts payable by $990, and to fund our net loss of $32,526. These uses of cash were offset primarily by increases in our accrued administrative fees and accrued professional fees of $4,500 and $2,858 respectively.

Net Cash Used in Investing Activities

We did not have any investing activities during the nine months ended February 28, 2009 and 2008.

Page - 15

Net Cash Provided By Financing Activities

During the nine months ended February 28, 2009 we did not have any financing activities.

During the nine months ended February 29, 2008 we received $85,000 in cash from the issuance of common stock.

Unproved Mineral Property

Gate 1 Claim

On December 15, 2006 we purchased the Gate 1 Claim near Atlin, British Columbia, Canada, comprising an area of 376.488 hectares for $1,000.  The Gate 1 Claim is registered in the name of a former director and pursuant to a trust agreement is held in trust on our behalf.  See Exhibit 10.2 – Trust agreement for more details.

At February 28, 2009, we had spent $17,812 on exploration work  including a helicopter-supported magnetic survey on the Gate 1 Claim.  On December 15, 2008, the Company registered exploration work performed on its unproved mineral property with the Government of British Columbia, which allows the Company to retain title to the claim until February 10, 2012.

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

2.
If Phase One is successful, we plan to conduct the second phase of our four phase exploration program starting in July 2009.  This Phase Two exploration program is expected to cost approximately $16,000 (CDN$20,000).  A two-person field crew will fly to the Gate 1 Claim and will stay for a period of 15 days.  During this period the crew will generally survey the Gate 1 Claim seeking any outcroppings and locating streams.  An outcropping is a part of a rock formation that appears above the surface of the surrounding land.  The crew will use global positioning equipment, take 100 geochemical samples and take 15 rock samples.  All samples will be bagged and tagged for location, date and time for later analysis.  After this period is over the crew will return to Atlin by float plane.

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

Page - 16

4.
If the Phase Three program were to proceed, our consulting geologist has indicated that we should budget approximately $48,000 (CDN$60,000).  If we proceed with our Phase Three program we would do so in July 2010.  A small crew will fly to the Gate 1 Claim and will stay for a period of time to be determined.  During this period the crew will continue with Phase Two field work including additional sampling and mapping, magnetometer survey, trenching and a small number of diamond drill holes.  All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by float plane.

5.
In the case that the Phase Three exploration program takes place, we will review the results in winter 2010.  If we are able to continue to confirm elevated metal values at specific hand drilled targets we will consider Phase Three a success and will plan for a Phase Four exploration program.  The Phase Four exploration program is expected to cost at least $200,000 (CDN$250,000).  At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements.  If we proceed with Phase Four of our exploration plan we would commence in July 2011.

Challenges and Risks

On February 28, 2009, we had cash of approximately $2,847.  We will have to raise additional funds to cover our operating costs and commence Phase Two of our mineral exploration program.

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

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:

●	our ability to raise additional funding;
●	the market price for gold;
●	the results of our proposed exploration programs on the Gate 1 Claim; and
●	our ability to find joint venture partners for the development of our property interests.

Foreign Exchange

We are subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  We do not believe that we have any material risk due to foreign currency exchange.

Page - 17

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

Contingencies and Commitments

We had no commitments or contingencies at February 28, 2009.

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

Page - 18

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●
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

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

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

Page - 19

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

Page - 20

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

Page - 21

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

GURATA GOLD, INC.

Dated:                      April 20, 2009                                                                By:/s/ Shaun P. Davis
Name:      Shaun P. Davis
Title:       CEO and CFO
(Principal Executive Officer,
  Principal Financial Officer,
  and Chief Accounting Officer)

Page - 23

Exhibit 31

Page - 24

GURATA GOLD, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Shaun P. Davis, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending February 28, 2009 of Gurata Gold, Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  April 20, 2009

/s/ Shaun P. Davis
Shaun P. Davis
Chief Executive Officer

Page - 25

GURATA GOLD, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Shaun P. Davis, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending February 28, 2009 of Gurata Gold, Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  April 20, 2009

/s/ Shaun P. Davis
Shaun P. Davis
Chief Financial Officer

Page - 26

Exhibit 32

Page - 27

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gurata Gold, Inc. (the “Company”) on Form 10-Q for the period ending February 28, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Shaun P. Davis, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Shaun P. Davis
Shaun P. Davis
Chief Executive Officer

April 20, 2009

Page - 28

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gurata Gold, Inc. (the “Company”) on Form 10-Q for the period ending February 28, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Shaun P. Davis, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Shaun P. Davis
Shaun P. Davis
Chief Financial Officer

April 20, 2009

Page - 29