Form 10-K
period 2009-05-31
Gurata Gold, Inc.
filed 2009-12-03
CIK 1393284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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
[ ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such short period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ X ] Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,350,000

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 18, 2009
common stock - $0.001 par value	39,000,000

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

Gurata Gold, Inc.	Form 10-K - 2009	Page 2

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our company”, mean Gurata Gold, Inc., a Nevada corporation, unless otherwise indicated.

Business Development

We were incorporated in the state of Nevada on May 26, 2006. Since our incorporation, we had been in the business mineral exploration.

On January 17, 2007, we acquired the Gate 1 Claim, a mineral claim in the Province of British Columbia.

Management has no previous experience exploring for minerals or operating a mining company. Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve on the Gate 1 Claim.

Under the Mineral Tenure Act (British Columbia), title to British Columbia mineral claims can only be held by individuals or British Columbia corporations. Because of this regulation, Feliberto Gurat, our former chief financial officer, is holding the Gate 1 Claim in trust for our company until we can determine whether there is a commercially viable gold deposit on the Gate 1 Claim. If we determine that there is a commercially viable gold deposit on the Gate 1 Claim we will incorporate a British Columbia subsidiary to hold title to the Gate 1 Claim and Mr. Gurat will transfer the Gate 1 Claim to the subsidiary. The transfer will be at no cost to our company, other than the costs associated with the incorporation of the British Columbia subsidiary.

The cost of the Gate 1 Claim charged to operations by Gurata was $1,000, which represented the cost to acquire the Gate 1 Claim via a property agreement with Kenneth Ralfs. However, Gurata will incur much more significant expenses in order to explore the Gate 1 Claim as described in the Plan of Operation below.

We have no current plans to change our business activities from mineral exploration or to combine with another business. It is possible that beyond the foreseeable future that our mineral exploration efforts fail and for any potential minerals in our property, become uneconomic due to market prices for such minerals, which may require us to change our plan of operations. However, until we encounter such a situation management intends to explore for minerals in British Columbia, Canada or elsewhere.

Gurata Gold, Inc.	Form 10-K - 2009	Page 3

We have not been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage company, as defined by Statement of Financial Accounting Standard “SFAS No.7 Accounting and Reporting for Development Stage Enterprises”. Our principal business is the acquisition and exploration of mineral resources. We have not generated any revenues from our mineral exploration activities. We have not presently determined whether the Gate 1 Claim contains mineral reserves that are economically recoverable.

We do not have any assets or mineral properties that are currently in production or contain a reserve.

Gate 1 Claim

In January 2007, we retained Stephen G. Daikow, a member of the Society of Economic Geologists who is familiar with the Atlin area, to develop a report about the Gate 1 Claim. The report entitled “Review and Recommendations, Gate 1 Claim, Mineral Tenure 527388, Atlin Mining Division, British Columbia” dated January 26, 2007 describes the Gate 1 Claim, the regional geology, the mineral potential of the Gate 1 Claim and recommendations how our company should explore the Gate 1 Claim.

Among other things, the report outlines the potential economic significance of the mineral claim. According to the report, the Gate 1 Claim lies in a metamorphic terrain adjacent to the Boundary Ranges of the Coast Mountains and is prospective for gold, gold-silver, massive sulphide, and, possibly, platinum group metal deposits.

Location and Access

The Gate 1 Claim is located approximately 30 miles west of Atlin, British Columbia, Canada. The coordinates of the center of the Gate 1 Claim is at 59°38’ North and 134°32’ West. The Gate 1 Claim covers an area of 376.49 hectares (approximately 930 acres). The Gate 1 Claim is located on the north side of Fantail Lake, British Columbia.

The town of Atlin is situated on the east shore of Atlin Lake, in northern British Columbia, has a population of about 350 permanent residents and offers most services required in support of mining activities. Fantail Lake can be reached by sea plane from the town of Atlin. The Gate 1 Claim is a short hike from Fantail Lake. For convenience and practical considerations, the claim is best reached by float plane from Atlin.

Summary of the Gate 1 Claim

The Gate 1 Claim is unencumbered, is in good standing and there are no third party conditions that affect the Gate 1 Claim other than conditions defined by the Province of British Columbia described below. The Gate 1 Claim has an area of 376.49 hectares, which is equivalent to approximately 930 acres. We have has no insurance covering the Gate 1 Claim. Management believes that no insurance is necessary since the Gate 1 Claim is unimproved and contains no buildings or improvements. The tenure number, claim name, owner, good to date, status, and area as typically recorded in British Columbia is as follows:

Tenure Number	Claim Name	Owner	Good to Date	Status	Area (Hectares)
527388	Gate 1	204848 (100%)	2012/Feb/10	Good	376.49

There is no assurance that a commercially viable mineral deposit exists on the Gate 1 Claim. Further exploration will be required before an evaluation as to the economic feasibility of the Gate 1 Claim can be determined. It is management’s intention to incorporate a British Columbia subsidiary company and record the deed of ownership in the name of the subsidiary if minerals are discovered on the Gate 1 Claim and it appears that it would be economically viable to commercially mine the Gate 1 Claim. Our consulting geological technician has written a report and provided our company with recommendations of how management should explore the Gate 1 Claim. Until we can validate otherwise, the Gate 1 Claim is without known reserves and management is planning a three phase mineral exploration program as recommended by our consulting geological technician.

Gurata Gold, Inc.	Form 10-K - 2009	Page 4

The Gate 1 Claim has an expiry date of February 10, 2012 and in order to maintain the tenures in good standing it will be necessary for our company to coordinate an agent to perform and record valid exploration work with value of CDN$4 per hectare in anniversary years 1, 2, and 3, and CDN$8 per hectare in subsequent years or pay the equivalent sum to the Province of British Columbia in lieu of work. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the Gate 1 Claim.

During the year ended May 31, 2008, we paid approximately $1,669 to the Province of British Columbia in lieu of exploration work on the Gate 1 Claim in order to keep the Gate 1 Claim in good standing. We also spent $13,697 on a helicopter-supported magnetic survey on the Gate 1 Claim. $12,000 of the above expenditure was registered with the Government of the Province of British Columbia on December 15, 2008 and the tenure is now in good standing until February 10, 2012.

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

The Gate 1 Claim was originally staked by Kenneth Ralfs of Richmond, British Columbia in February 2006. Our company acquired the Gate Claim from Kenneth Ralfs via a property agreement dated December 15, 2006 and signed on January 17, 2007.

Present Condition of the Gate 1 Claim

Our company has conducted a helicopter-supported magnetic survey on the Gate 1 Claim and has received an exploration report on the results of that survey.

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

Geology of the Gate 1 Claim

The Atlin mining district is geologically varied and complex. It is bordered to the west by the precipitous and glacier shrouded Coast Mountains and the attendant Coast Crystalline Complex of granitic terranes. The central portion is a deeply dissected plateau dominated by Mesozoic strata of mixed volcanic and volcanogenic formations. The east sector is a more mature terrain underlain by Cache Creek Group sedimentary rocks of oceanic origin. Farther east the underlying formations belong to the Sylvester Group of low grade metamorphic rocks of mid to late Paleozoic ages. Granitic rocks of the Coast Intrusions are abundantly present as bodies of batholithic proportions and as small stocks. The Atlin intrusions, a complex of greenstones, peridotites, dunite, and serpentinized equivalents, occur close to the Town of Atlin and also in broad belt south and southeast of the town. The ultramafic bodies in the vicinity of the historic gold mining areas are intimately associated with Cache Creek formations and smallish and raggedly irregular in outline whereas the Mount O’Keefe or Nahlin ultramafic body is very large and much less disrupted by fracturing. All bodies are alpine-type ultramafites.

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

Gurata Gold, Inc.	Form 10-K - 2009	Page 5

intermediate tuff and breccia. The very north-west of the property is dominated by the Boundary Ranges Metamorphic suite, which consists of Devonian to middle Triassic greenstone and greenshist facies rocks. At the very western edge of the property lies a plug of granitoid rocks from the Sloko-Hyder Plutonic Suite.

Competition

The mineral exploration business is an extremely competitive industry. Our company is competing with many other exploration companies looking for minerals. We are one of the smallest exploration companies and a very small participant in the mineral exploration business. Being a junior mineral exploration company, we compete with other similar mineral exploration companies for financing and joint venture partners. Additionally, we compete for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

Source and Availability of Raw Materials

Raw materials for our proposed mineral exploration program will be items including camp equipment, sample bags, first aid supplies, groceries and propane. All of these types of materials are readily available in either the city of Vancouver, British Columbia or the town of Atlin, British Columbia from a variety of suppliers.

Dependence on Major Customers

We do not have any customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

We have no intellectual property such as patents or trademarks. Additionally, we have no royalty agreements or labor contracts.

Government Controls and Regulations

Our company will be required to comply with all regulations defined in the Mineral Tenure Act (British Columbia). The Mineral Tenure Act is well defined by the Province of British Columbia and is available from our company upon request.

The effect of these existing regulations on our business is that we are able to carry out our exploration program as described in our plan of operation. However, it is possible that a future government could change the regulations that could limit our ability to explore the Gate 1 Claim, but management believes this is highly unlikely.

Management believes that our company is in substantial compliance with all material current government controls and regulations at the Gate 1 Claim.

Costs and Effects of Compliance with Environmental Laws

We currently have no costs to comply with environmental laws concerning our exploration program on the Gate 1 Claim.

Research and Development

We have not incurred any research or development expenditures since our inception on May 26, 2006.

Number of Employees

Our only employee is our sole officer and director, Shaun P. Davis. Management has retained in the past and will continue to retain the services of independent geologists, prospectors and consultants on a contract basis as required throughout the course of our exploration program.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and

Gurata Gold, Inc.	Form 10-K - 2009	Page 6

Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A. Risk Factors.

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative as our business is still in an early growth stage of its development. Prospective investors should consider carefully the risk factors set out below.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability, the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which will result in a loss of your investment.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated on May 26, 2006 and have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to May 31, 2009 is $152,743. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to locate a profitable mineral property
  our ability to generate revenues
  our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

Because we will have to spend additional funds to determine if we have a reserve, if we can't raise the money we will have to cease operations and you could lose your investment.

Even if we complete our current exploration programs and are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

Gurata Gold, Inc.	Form 10-K - 2009	Page 7

Because we will have to spend additional funds to determine if we have a reserve, if we cannoot raise the money we will have to cease operations and you could lose your investment.

Even if we complete our current exploration programs and are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

Because our management only has limited technical training or experience in exploring for, starting, and operating an exploration program, management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. As a result, we may have to suspend or cease activities which will result in the loss of your investment.

Our management has limited experience with exploring for, starting, and operating an exploration program. Further, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our activities, earnings and ultimate financial success could suffer irreparable harm due to management' s lack of experience in this industry. As a result we may have to suspend or cease activities which will result in the loss of your investment.

Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing reserve may go undiscovered. Without a reserve, we cannot generate revenues and you will lose your investment.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend activities.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock

Gurata Gold, Inc.	Form 10-K - 2009	Page 8

rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

Our executive offices are located at 11730 NE 107th Place, Kirkland, Washington, 98033. Our president, Shaun P. Davis, currently provides this space to our company free of charge and is suitable for our purposes. This space may not be available to our company free of charge in the future.

We also have an interest in one mineral claim (Gate 1 Claim) located in the Atlin Mining Division, British Columbia, Canada as described in more detail above in “Item 1. Description of Business”.

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Gurata Gold, Inc.	Form 10-K - 2009	Page 9

Market Information

Our common stock has been quoted on the NASD OTC Bulletin Board under the symbol “GUGO” since February 1, 2008. The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended October 30, 2009. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low
30 October 2009	$N/A	$N/A
31 August 2009	$0.022	$0.02
31 May 2009	$0.04	$0.02
29 February 2009	$N/A	$N/A
30 November 2008	$N/A	$N/A
31 August 2008	$0.55	$0.30
31 May 2008	$0.30	$0.10
29 February 2008	none	none

Holders of Record

There were 24 holders of record of our common stock as of October 30, 2009 according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include any estimate by our company of the number of beneficial owners of common stock held in street name. The transfer agent for our common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

Dividends

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On November 30, 2007, we issued 17,000,000 shares of our common stock for $85,000.

On July 11, 2006, Gurata issued 3,000,000 shares of common stock at a price of $0.001 per share to its former President, Feliberto Gurat.

On August 23, 2006, Gurata issued 19,000,000 shares of common stock at a price of $0.001 per share to its former President, Mr. Gurat.

With respect to all of the above offerings, our company completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the common stock was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. Our company did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the common stock. Each investor represented to our company that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the common stock for the account or benefit of a U.S. person. The subscription agreement executed between our company and the investor included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. The investor agreed by execution of the subscription agreement for the common stock: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that Our company is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Gurata Gold, Inc.	Form 10-K - 2009	Page 10

Each investor was given adequate access to sufficient information about our company to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the investor.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our company’s common stock.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2009.

Use of Proceeds

On September 6, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-145498, permitting our company to offer up to 20,000,000 shares of common stock at $0.005 per share. There is no underwriter involved in this public offering. We accepted 27 subscription agreements for a total of $85,000 and issued 17 million shares. The offering period for the public offering expired on March 3, 2008.

Our company spent $12,764 of the proceeds on the offering expenses, which included $4,574 on legal and registration fees, $6,000 on accounting and auditing fees, $1,190 on electronic filing and printing fees, and $1,000 on transfer agent fees. The net proceeds to our company after deducting the offering expenses were $72,236. We also raised $17,000 in advances from an unrelated party.

As of May 31, 2009, our company had spent $13,697 of the net proceeds on a helicopter-supported magnetic survey on the Gate 1 Claim. In addition, our company had also spent a total of $87,000 of the net proceeds on working capital, which included $27,900 on consulting fees, $14,400 in legal fees, $19,500 on administration fees, $16,500 in audit fees, $3,400 on mineral title costs, $2,300 in tax preparation fees, and $2,900 in regulatory and filing fees.

The reason for the material change in the use of proceeds from what was described in our company’s Registration Statement was because our company’s consulting geological technician recommended the helicopter-supported magnetic survey on the Gate 1 Claim in order to gather more information on the Gate 1 Claim to identify specific target areas for the rock sampling program in the Phase One Exploration program.

Penny Stock Rules

Trading in our common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. The application of the “penny stock” rules may affect your ability to resell our securities.

Item 6. Selected Financial Data.

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

You should read this discussion and analysis in conjunction with our audited financial statements and related notes included in this Form 10-K. The inclusion of supplementary analytical and related information may require us to make estimates and

Gurata Gold, Inc.	Form 10-K - 2009	Page 11

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

Results of Operations for our Years Ended May 31, 2009 and 2008

Our operating results for our years ended May 31, 2009, and 2008 and the changes between those periods for the respective items are summarized as follows:

	Year Ended May 31 2009 $	Year Ended May 31, 2008 $	Change Between Year Ended May 31, 2009 and May 31, 2008 $
Administrative fees	10,875	8,624	2,251
Bank charges and interest	179	158	21
Consulting	7,391	20,500	(13,109)
Exploration and Development	1,716	15,366	(13,650)
Office	Nil	123	(123)
Professional fees	36,067	28,698	7,369
Regulatory	2,472	2,616	(144)
Net loss for the period	58,700	76,085	(17,385)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

During the year ended May 31, 2009, our net loss decreased by $17,385 a decrease of 23% from $76,085 for the year ended May 31, 2008 to $58,700 for the year ended May 31, 2009.

The $17,385 decrease in our net loss for the year ending May 31, 2009 was primarily caused by a reduction in consulting fees and in exploration and development expenses which were partially offset by increases in professional fees and administrative fees.

Gurata Gold, Inc.	Form 10-K - 2009	Page 12

Over the next 12 months, we do not anticipate generating any revenue and we expect our operating losses to be approximately $71,000. We plan to continue to fund Phase Two of our mineral exploration program and our operations through equity financing from the sale of our shares of common stock, private advances or through the sale of a part interest in the Gate 1 Claim. We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our shares of common stock, that we will receive private advances or that we will be able to sell a part interest in the Gate 1 Claim. Although we have not attempted to locate a joint venture partner, if we enter into a joint venture arrangement, we would assign a percentage of our interest in the Gate 1 Claim to our joint venture.

Sources and Uses of Cash

	For the Year Ended
	May 31, 2009	May 31, 2008

Net cash used in operating activities	$(28,861)	$(70,767)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	85,000
Net (decrease) increase in cash during the period	$(28,861)	$14,233

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended May 31, 2009 was $28,861. We used cash primarily to pay down our accrued administrative and professional fees by $1,799 and $28 respectively and to cover our net loss of $58,700. These uses of cash were offset primarily by receipt of deposits receivable of $6,199, an increase in accounts payable of $10,359 and an increase in advances payable of $15,108.

Net cash used in operating activities during the year ended May 31, 2008 was $70,767. We used cash primarily to fund our net loss of $76,085, payment of accrued liabilities of $15 and on an increase in deposit receivable from our consulting geologist of $6,303 due to overpayment of a deposit on the helicopter-supported magnetic survey. Included in our net cash used in operations are increases in accounts payable of $7,960 primarily due to an increase in professional fees; accrued administration fees of $3,675; and a $1 increase in the amount due to our former president

Liquidity and Financial Condition

At May 31, 2009, we had a cash balance of $1,339 and negative cash flows from operations of $28,861. During the year ended May 31, 2009, we funded our operations with cash that we received from the sale of common stock in prior years and from advances from an unrelated party.

Working Capital

	At	At
	May 31,	May 31,
	2009	2008
Current assets	$1,443	$36,503
Current liabilities	38,936	15,296
Working capital	$(37,493)	$21,207

Cash Flows

	Year Ended
	May 31,	May 31
	2009	2008
Cash flows used in operating activities	$(28,861)	$(70,767)
Cash flows used in investing activities	Nil	Nil
Cash flows provided by financing activities	Nil	85,000
Net increase (decrease) in cash during period	$(28,861)	$14,233

Gurata Gold, Inc.	Form 10-K - 2009	Page 13

Operating Activities

Net cash used in operating activities was $28,861 for our year ended May 31, 2009 compared with cash used in operating activities of $70,767 in the same period in 2008. The decrease of $41,906 in operating activities is mainly attributable to a decrease in exploration activity due to a lack of funds and our success in extending the expiry date of our Gate 1 claim to February 10, 2012 with our earlier exploration expenditures.

Investing Activities

Net cash used in investing activities was $Nil for our year ended May 31, 2009 compared to net cash used in investing activities of $Nil in the same period in 2008.

Financing Activities

Net cash from financing activities was $Nil for our year ended May 31, 2009 compared to $85,000 in the same period in 2008. The decrease of $85,000 in financing activities is mainly attributable to a lack of interest in the market for new projects such as ours due to the current economic conditions.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

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

The notes to our financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues since inception and have never paid any dividends and we are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain the necessary equity financing to continue operations, confirmation our interests in the underlying properties, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from our mineral production and control production costs. Based upon current plans, we expect to incur operating losses in future periods. At May 31, 2009, we had accumulated losses of $152,743 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. There is no assurance that we will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Unproved Mineral Property

Gate 1 Claim

On December 15, 2006 we purchased the Gate 1 Claim near Atlin, British Columbia, Canada, comprising an area of 376.488 hectares for $1,000. The Gate 1 Claim is registered in the name of a former director and pursuant to a trust agreement is held in trust on our behalf. See Exhibit 10.2 – Trust agreement for more details.

Gurata Gold, Inc.	Form 10-K - 2009	Page 14

At May 31, 2009, we had spent $21,058 on exploration work including a helicopter-supported magnetic survey on the Gate 1 Claim. On December 15, 2008, the Company registered exploration work performed on its unproved mineral property with the Government of British Columbia, which allows the Company to retain title to the claim until February 10, 2012.

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

Due to our current financial condition we do not have enough cash to start Phase Two in July 2009 as disclosed in previous SEC filings. In light of difficult global financial conditions we will delay our exploration plans for one year.

The following is a brief summary of our four phase exploration program:

1.

Management will review the geological report about the helicopter-supported magnetic survey in 2009 and have discussions with our consulting geologist in order to determine the economic viability of the mineral claim based on the data that was obtained in magnetic survey. This phase will be called Phase One.

2.

If Phase One is successful, we plan to conduct the second phase of our four phase exploration program starting in July 2010. This Phase Two exploration program is expected to cost approximately $17,200 (CDN$20,000). A two-person field crew will fly to the Gate 1 Claim and will stay for a period of 15 days. During this period the crew will generally survey the Gate 1 Claim seeking any outcroppings and locating streams. An outcropping is a part of a rock formation that appears above the surface of the surrounding land. The crew will use global positioning equipment, take 100 geochemical samples and take 15 rock samples. All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by float plane.

3.

The samples obtained during the Phase Two exploration program will be analyzed at a laboratory and we will review the results of the Phase Two exploration program in the winter of 2010. We will engage our consulting geologist to interpret the results of Phase Two. It is estimated that the analysis and interpretation of results will cost approximately $3,000 (CDN$3,500). If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a Phase Three program.

4.

If the Phase Three program were to proceed, our consulting geologist has indicated that we should budget approximately $51,700 (CDN$60,000). If we proceed with our Phase Three program we would do so in July 2011. A small crew will fly to the Gate 1 Claim and will stay for a period of time to be determined. During this period the crew will continue with Phase Two field work including additional sampling and mapping, magnetometer survey, trenching and a small number of diamond drill holes. All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by float plane.

5.

In the case that the Phase Three exploration program takes place, we will review the results in winter 2011. If we are able to continue to confirm elevated metal values at specific hand drilled targets we will consider Phase Three a success and will plan for a Phase Four exploration program. The Phase Four exploration program is expected to cost at least $215,500 (CDN$250,000). At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements. If we proceed with Phase Four of our exploration plan we would commence in July 2012.

Challenges and Risks

On May 31, 2009, we had cash of approximately $1,339. We will have to raise additional funds to cover our operating costs and commence Phase Two of our mineral exploration program.

During the next 12 months, we do not anticipate generating any revenue. If we require additional funds, we anticipate this additional funding will come from equity financing from the sale of our common stock, private loans or advances or the sale of part of our interest in the Gate 1 Claim. If we are successful in completing an equity financing, existing shareholders will

Gurata Gold, Inc.	Form 10-K - 2009	Page 15

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

  our ability to raise additional funding;
  the market price for gold;
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

Other Trends, Events or Uncertainties that may Impact Results of Operations or Liquidity, Trends, Events, and Uncertainties

The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity and if the prices we will receive on the sale of minerals will exceed the cost of mineral exploitation. If we are unable to raise cash, we may be required to cease our operations. Other than as discussed in this annual report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Contingencies and Commitments

We had no commitments or contingencies at May 31, 2009.

Internal and External Sources of Liquidity

To date, we have funded our operations from the sale of our common stock and from advances from an unrelated party.

Critical Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject our company to significant concentrations of credit risk consist principally of cash. At May 31, 2009 and 2008 our company had approximately $50 and $30,000, respectively in cash that was not insured. This cash is on deposit with a large chartered Canadian bank. As part of its cash management process, our company performs periodic evaluations of the relative credit standing of this financial institution. Our company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Foreign Exchange Risk

Our company is subject to foreign exchange risk for transactions denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. Our company does not believe that it has any material risk due to foreign currency exchange.

Gurata Gold, Inc.	Form 10-K - 2009	Page 16

Fair Value of Financial Instruments

Our company’s financial instruments include cash, deposit receivable, accounts payable, accrued liabilities and accrued administration. The fair value of these financial instruments approximate their carrying values due to their short maturities.

Foreign Currency Translation

Our company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Our company has not to the date of our audited financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At May 31, 2009 and 2008, our company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

Mineral Property Costs

Our company has been in the exploration stage since its inception on May 26, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets. Our company assesses the carrying costs for impairment under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value (see Notes 5).

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

Asset Retirement Obligations

SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At May 31, 2009 and 2008, our company did not have any asset retirement obligations.

Basic and Diluted Net Loss Per Common Share (“EPS”)

Basic net loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by our company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period).

Potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would be anti-dilutive.

Gurata Gold, Inc.	Form 10-K - 2009	Page 17

At May 31, 2009, our company had issued 39,000,000 common shares and had no outstanding options or warrants.

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

The adoption of SFAS 123(R) did not have a material effect on our company’s financial condition or results of operations because since inception our company has not entered into any share-based transactions.

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

Recently Adopted and Recently Issued Accounting Standards

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

Gurata Gold, Inc.	Form 10-K - 2009	Page 18

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

Gurata Gold, Inc.	Form 10-K - 2009	Page 19

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

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. We are currently evaluating the impact that adoption of EITF 07-5 will have on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide disclosure for this item.

Gurata Gold, Inc.	Form 10-K - 2009	Page 20

Item 8. Financial Statements and Supplementary Data.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31 2009 AND 2008
AND THE PERIOD FROM MAY 26, 2006 (INCEPTION) TO MAY 31, 2009

Gurata Gold, Inc.	Form 10-K - 2009	Page 21

To the Board of Directors and
Stockholders of Gurata Gold, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Gurata Gold, Inc. (the Company), an exploration stage company, as of May 31, 2009 and 2008 and the statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2009 and 2008 and for the period from inception (May 26, 2006) through May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gurata Gold, Inc., an exploration stage company, as of May 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from inception (May 26, 2006) through May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
November 24, 2009

Gurata Gold, Inc.	Form 10-K - 2009	Page 22

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	May 31,	May 31,
	2009	2008

ASSETS

Current assets:
Cash	$1,339	$30,200
Deposit receivable	104	6,303

Total assets	$1,443	$36,503

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
EQUITY

Current liabilities:
Accounts payable	$21,853	$11,494
Accrued administrative fees	1,876	3,675
Accrued professional fees	99	127
Advances payable	15,108	-

Total liabilities	38,936	15,296

Commitments and contingencies	-	-

Stockholders' (deficit) equity:
Common stock; authorized 75,000,000; $0.001 par value;
39,000,000 shares issued and outstanding at
May 31, 2009 and May 31, 2008	39,000	39,000
Additional paid in capital	76,250	76,250
Deficit accumulated during the exploration stage	(152,743)	(94,043)

Total stockholders' (deficit) equity	(37,493)	21,207

Total liabilities and stockholders' (deficit) equity	$1,443	$36,503

The accompanying notes are an integral part of these financial statements

Gurata Gold, Inc.	Form 10-K - 2009	Page 23

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended		From May 26,
			2006 (Inception) to
	May 31, 2009	May 31, 2008	May 31, 2009

Operating Expenses:
Administrative fees	$10,875	$8,624	$22,999
Bank charges and interest	179	158	452
Consulting	7,391	20,500	27,891
Donated rent		-	2,750
Donated services		-	5,500
Exploration and development	1,716	15,366	21,058
Office	-	123	123
Professional fees	36,067	28,698	64,907
Regulatory	2,472	2,616	6,063
Impairment loss on mineral property costs	-	-	1,000

Net loss for the period	$58,700	$76,085	$152,743

Net loss per share:
Basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding:
Basic and diluted	39,000,000	32,007,650

The accompanying notes are an integral part of these financial statements

Gurata Gold, Inc.	Form 10-K - 2009	Page 24

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED MAY 31, 2009 AND 2008 AND FOR
THE PERIOD FROM MAY 26, 2006 (INCEPTION) TO MAY 31, 2009

				Deficit
	Common Stock Issued			Accumulated
			Additional	During the
	Number of		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balance at May 26, 2006 (Inception)	-	$-	$-	$-	$-
Net loss for the period	-	-	-	(500)	(500)

Balance at May 31, 2006	-	-	-	(500)	(500)
Common stock issued for cash	22,000,000	22,000	-	-	22,000
Donated services	-	-	8,250	-	8,250
Net loss for the year ended May 31, 2007	-	-	-	(17,458)	(17,458)

Balance at May 31, 2007	22,000,000	22,000	8,250	(17,958)	12,292
Common stock issued for cash	17,000,000	17,000	68,000	-	85,000
Net loss for the year ended May 31, 2008	-	-	-	(76,085)	(76,085)

Balance at May 31, 2008	39,000,000	39,000	76,250	(94,043)	21,207
Net loss for the year ended May 31, 2009	-	-	-	(58,700)	(58,700)

Balance at May 31, 2009	39,000,000	$39,000	$76,250	$(152,743)	$(37,493)

The accompanying notes are an integral part of these financial statements

Gurata Gold, Inc.	Form 10-K - 2009	Page 25

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From May 26,
			2006
	Year Ended		(Inception) to
	May 31, 2009	May 31, 2008	May 31, 2009

Cash flow from operating activities:
Net loss	$(58,700)	$(76,085)	$(152,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	8,250
Impairment loss on mineral property costs	-	-	1,000
Changes in operating assets and liabilities:
Deposit receivable	6,199	(6,303)	(104)
Accounts payable	10,359	7,960	21,853
Accrued administrative fees	(1,799)	(15)	1,876
Accrued professional fees	(28)	3,675	99
Advances payable	15,108	1	15,108

Net cash used in operating activities	(28,861)	(70,767)	(104,661)

Cash flows from investing activities:
Acquisition of mineral properties	-	-	(1,000)

Net cash used in investing activities	-	-	(1,000)

Cash flows from financing activities:
Cash from issuance of common stock	-	85,000	107,000

Net cash provided by financing activities	-	85,000	107,000

Net (decrease) increase in cash during the period	(28,861)	14,233	1,339

Cash, beginning of period	30,200	15,967	-

Cash, end of period	$1,339	$30,200	$1,339

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Gurata Gold, Inc.	Form 10-K - 2009	Page 26

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

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

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At May 31, 2009 and 2008, the Company did not have any cash equivalents

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. At May 31, 2009 and 2008 the Company had approximately $50 and $30,000, respectively in cash that was not insured. This cash is on deposit with a large chartered Canadian bank. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Gurata Gold, Inc.	Form 10-K - 2009	Page 27

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments (continued)

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

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Gurata Gold, Inc.	Form 10-K - 2009	Page 28

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s financial instruments include cash, deposit receivable, accounts payable, accrued administrative fees, professional fees and advances payable. The fair value of these financial instruments approximate their carrying values due to their short maturities.

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

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At May 31, 2009 and 2008, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

Gurata Gold, Inc.	Form 10-K - 2009	Page 29

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Costs

The Company has been in the exploration stage since its inception on May 26, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets. The Company assesses the carrying costs for impairment under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value (see Note 5).

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

Asset Retirement Obligations

SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At May 31, 2009 and 2008, the Company did not have any asset retirement obligations.

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

Potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would be anti-dilutive.

At May 31, 2009, the Company had issued 39,000,000 common shares and had no outstanding options or warrants.

Gurata Gold, Inc.	Form 10-K - 2009	Page 30

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

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

Gurata Gold, Inc.	Form 10-K - 2009	Page 31

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

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

Gurata Gold, Inc.	Form 10-K - 2009	Page 32

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May, 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. The adoption of SFAS 163 did not have a significant impact on our financial statements.

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

Gurata Gold, Inc.	Form 10-K - 2009	Page 33

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company does not expect the adoption of SFAS 165 to have a material effect on its financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. At May 31, 2009, the Company had an accumulated deficit of $152,743 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

All of the Company’s mineral claims are registered in the name of a former director of the Company and pursuant to a trust agreement are held in trust on behalf of the Company (see Note 5).

At May 31, 2009 and May 31 2008, the Company was indebted to a former director in the amounts of $59 and $34, respectively. This debt was reclassified to accounts payable at November 30, 2008.

At May 31, 2009 and May 31 2008, the Company was indebted to its director in the amounts of $0. This director was paid $4,941 by the Company for consulting services for the year ended May 31, 2009.

Gurata Gold, Inc.	Form 10-K - 2009	Page 34

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 5 – UNPROVED MINERAL PROPERTY

On December 15, 2006, the Company acquired the Gate 1 mineral claim near Atlin, British Columbia, Canada, comprising an area of 376.49 hectares for $1,000. During the year ended May 31, 2007, the Company determined that the carrying amount of the mineral property was in excess of its estimated fair value and recognized an impairment loss on mineral property costs of $1,000 (see Notes 2 and 4).

The Company is required to incur approximately $2,748 (CDN$3,012) on or before February 10, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claim.

Due to prior work that was done on the claim the Company’s mineral claim is in good standing until February 10, 2012.

NOTE 6 - COMMON STOCK

On July 11, 2006 and August 23, 2006, the Company issued 3,000,000 and 19,000,000 common shares respectively, at $0.001 per share for cash of $22,000.

On November 30, 2007, the Company issued 17,000,000 common shares at $0.005 per share for cash of $85,000.

NOTE 7 – INCOME TAXES

Income tax expense has not been recognized for the years ended May 31, 2009 and 2008 and no taxes were payable at May 31, 2009 or 2008, because the Company has incurred net operating losses (NOL’s) since its inception.

The Company’s operating losses for the years ended May 31, 2009 and 2008, were:

2009	2008
$58,700	$76,085

$58,700	$76,085

At May 31, 2009 and 2008 the Company had the following deferred tax assets related to NOL’s. A 100% valuation allowance has been established as management believes it is more likely than not that the deferred tax assets will not be realized.

	2009	2008

Federal loss carryforwards	$51,933	$31,975

Less: valuation allowance	(51,933)	(31,975)
	$-	$-

Gurata Gold, Inc.	Form 10-K - 2009	Page 35

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 7 – INCOME TAXES (continued)

The Company’s valuation allowance increased during 2009 and 2008 by $19,958 and $25,869 respectively.

The Company had the following NOL carryforwards at May 31:

2009	2008
$152,793	$94,043
$152,793	$94,043

The federal NOL’s expire through May 31, 2030. The Company is a Nevada corporation and is not subject to state taxes.

Gurata Gold, Inc.	Form 10-K - 2009	Page 36

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Since inception on May 26, 2006, there were no disagreements with our accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304(b) of Regulation S-K that occurred within Gurata’s two most recent fiscal years and the subsequent interim periods. Gurata’s Independent Registered Public Accounting Firm from inception to the current date is Madsen & Associates CPA’s, Inc., 684 East Vine Street, #3, Murray, Utah, 84107.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer (our principal executive officer and our principal financial officer and our principal accounting officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer (our principal executive officer and our principal financial officer and our principal accounting officer), to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was not accumulated or communicated to management to allow timely decisions regarding required disclosure, for the reasons listed below in management’s report on internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Gurata Gold, Inc.	Form 10-K - 2009	Page 37

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the audit of its financial statements as of May 31, 2009 and these matters were communicated to its management.

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of May 31, 2009, Gurata’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management believes that the material weaknesses set forth above did not have an affect on our financial results. Management also believes that the lack of a functioning audit committee and lack of a majority of outside directors on our board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

We are committed to improving our financial organization. As part of this commitment and when funds are available, we will create a position within our accounting and finance team to segregate duties consistent with our control objectives and will increase our personnel resources and technical accounting expertise within the accounting function by: i) appointing one or more outside directors to our board of directors who will also be appointed to the audit committee of our company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting; and ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our company if personnel turn-over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues our company may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Our independent auditors have not issued an attestation report regarding our internal control over financial reporting. As a result, this annual report does not include such a report. We are not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to May 31, 2009, management completed its assessment of our internal controls over financial reporting and found the internal controls to be ineffective. As a result of such assessment, in September 2009 management decided that certain changes to our internal controls over financial reporting are required, as discussed above, and those changes should materially affect our internal control over financial reporting in the future when implemented.

Gurata Gold, Inc.	Form 10-K - 2009	Page 38

Item 9B. Other Information

During the fourth quarter of the fiscal year covered by this Form 10-K, we reported all information that was required to be disclosed in a report on Form 8-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Shaun P. Davis	President, CEO, CFO, Treasurer, Corporate Secretary and Director	43	August 7, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shaun P. Davis- President, CEO, CFO, Treasurer, Corporate Secretary and Director

Mr. Davis has been the president and CEO of our company since August 2008 and the CFO of our company since September 2008. During the past five years, Mr. Davis has been a realtor and worked in property management since 1990.

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Gurata to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Gurata Gold, Inc.	Form 10-K - 2009	Page 39

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Shaun P. Davis	1(1)	1(1)	1(1)

(1) The executive officer, director or holder of 10% or more of our common stock failed to file a Form 5 – Annual Statement of Beneficial Ownership of Securities.

Nomination Procedure for Directors

We do not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors. We have not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Audit Committee

Currently our audit committee consists of our entire board of directors.

During fiscal 2009 aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

As of May 31, 2009, our company did not have a written audit committee charter or similar document.

Code of Ethics

We have adopted a financial code of ethics that applies to all of our executive officers and employees, including our CEO and CFO.

Gurata Gold, Inc.	Form 10-K - 2009	Page 40

As adopted, financial code of ethics sets forth written standards that are designed to deter wrongdoing and to promote:

  honesty and integrity, avoiding actual or apparent conflicts of interest in personal and professional relationships.

  information that is accurate, complete, objective, relevant, timely and understandable to ensure full, fair, accurate, timely, and understandable disclosure in the reports and documents that GURATA files with, or submits to, government agencies and in other public communications.

  compliance with the rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies.

  acting in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one's independent judgment to be subordinated.

  respecting the confidentiality of information acquired in the course of one's work, except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of one's work will not be used for personal advantage.

  sharing job knowledge and maintain skills important and relevant to stakeholders needs.

  proactively promote and be an example of ethical behavior as a responsible partner among peers, in the work environment and in the community.

  responsible use of, and control over, all GURATA assets and resources employed by, or entrusted to yourself, and your department.

  full and active support and cooperation of GURATA's Officers, Sr. Staff, and all employees in the adherence to this Financial Code of Ethics.

  prompt reporting to the CEO or CFO any conduct believed to be in violation of law or business ethics or in violation of any provision of this Code of Ethics, including any transaction or relationship that reasonably could be expected to give rise to such a conflict. Further, to promptly report to the Chair of GURATA's Board of Directors such conduct if by the CEO or CFO or if they fail to correct such conduct by others in a reasonable period of time.

We undertake to provide any person with a copy of its financial code of ethics free of charge. Please contact Shaun Davis at 206-779-5013 to request a copy of our code of ethics.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2009 and 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Gurata Gold, Inc.	Form 10-K - 2009	Page 41

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shaun P. Davis(1) President, CEO, CFO, and Secretary	2009 2008 2007	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	4,000 N/A N/A	4,000 N/A N/A
Filberto Gurat(2) Former President, CEO and CFO	2009 2008 2007	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A 5,000 Nil	N/A 5,000 Nil

1. Mr. Davis was appointed president and chief executive officer on August 7, 2008 and as chief financial officer, treasurer and secretary on September 11, 2008.

2. Mr. Gurat was appointed president, chief executive officer and chief financial officer on . Mr. Gurat resigned as president and chief financial officer on August 7, 2008 and as chief financial officer on September 11, 2008

2009 Grants of Plan-Based Awards

No equity or non-equity awards were granted to the named executives in 2009.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Shaun P. Davis President, CEO, CFO, and Secretary	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Option Exercises

During our Fiscal year ended May 31, 2009 there were no options exercised by our named officers.

Gurata Gold, Inc.	Form 10-K - 2009	Page 42

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 18, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Shaun P. Davis 11730 NE 107th Place Kirkland, Washington 98033	22,000,000 common stock	56.4%
Directors and Executive Officers as a Group(1)	22,000,000 common stock	56.4%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 18, 2009. As of November 18, 2009, there were 39,000,000 shares of our Company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

In return for Feliberto Gurat holding the one mineral claim in trust for our company, we have agreed to make payments in lieu of valid exploration work on behalf of Mr. Gurat, if required, to keep the Gate 1 Claim in good standing with the Province of British Columbia. We anticipate the amount of the payments to be made on behalf of Mr. Gurat to be approximately $2,000 for next year and $4,000 annually thereafter.

Gurata Gold, Inc.	Form 10-K - 2009	Page 43

Feliberto Gurat, a former CFO and director, donated services and rent to our company that are recognized on our financial statements. From inception on May 26, 2006 to May 31, 2009, we recognized a total of $5,500 for donated services at a rate of $500 per month and $2,750 for donated rent at a rate of $250 per month.

Director independence

We currently act with one (1) director, consisting of Shaun P. Davis. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does not have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

The promoters of our company are our directors and officers.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2009 and for fiscal year ended May 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, including tax return preparation and tax compliance for these fiscal periods were as follows:

	Year Ended
	May 31, 2009 $	May 31, 2008 $
Audit Fees	12,000	10,500
Audit Related Fees	Nil	Nil
Tax Fees	1,350	1,000
All Other Fees	Nil	Nil
Total	13,350	11,500

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

Gurata Gold, Inc.	Form 10-K - 2009	Page 44

Item 15. Exhibits, Financial Statements Schedules.

(a)	Financial Statements

	(1)	Financial statements for our Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

(incorporated by reference to our current report, on Form 8-K filed on January 30, 2009)

Exhibit	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).
3.2	By-Laws (incorporated by reference to our registration statement on Form SB-2 filed on August 16,
2007).
(10)	Material Contracts
10.1	Property agreement dated December 15, 2006 between Kenneth Ralfs and Feliberto Gurat as Trustee for Gurata (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).
10.2	Trust agreement dated January 17, 2007 (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).
(14)	Code of Ethics
14	Financial Code of Ethics (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).
(31)	Section 302 Certifications
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certification
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Gurata Gold, Inc.	Form 10-K - 2009	Page 45

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GURATA GOLD, INC.
(Registrant)

Dated: December 3, 2009	/s/ Shaun P. Davis
Shaun P. Davis
President, Chief Executive Officer, Chief
Financial Officer, Treasurer, Secretary and
director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 3, 2009	/s/ Shaun P. Davis
Shaun P. Davis
President, Chief Executive Officer, Chief
Financial Officer, Treasurer, Secretary and
director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Gurata Gold, Inc.	Form 10-K - 2009	Page 46