Form 10-Q
period 2009-08-31
Gurata Gold, Inc.
filed 2009-12-21
CIK 1393284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number 000-52796

GURATA GOLD, INC.
(Exact name of registrant as specified in its charter)

Nevada	71-1046926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11730 NE 107th Place, Kirkland, Washington	98033
(Address of principal executive offices)	(Zip Code)

206.779.5013
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule
12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[X] YES    [   ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.
[   ] YES    [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
39,000,000 common shares issued and outstanding as of December 17, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended August 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008
AND THE PERIOD FROM MAY 26, 2006 (INCEPTION) TO AUGUST 31, 2009

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	August 31,	May 31,
	2009	2009
	(Unaudited)
ASSETS

Current assets:
Cash	$1,250	$1,339
Deposit receivable	104	104

Total assets	$1,354	$1,443

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
EQUITY

Current liabilities:
Accounts payable	$30,028	$21,853
Accrued administrative fees	5,000	1,876
Accrued professional fees	-	99
Advances payable	15,108	15,108

Total liabilities	50,136	38,936

Commitments and contingencies	-	-

Stockholders' (deficit) equity:
Common stock; authorized 75,000,000; $0.001 par value;
39,000,000 shares issued and outstanding at
August 31, 2009 and May 31, 2009	39,000	39,000
Additional paid in capital	76,250	76,250
Deficit accumulated during the exploration stage	(164,032)	(152,743)

Total stockholders' (deficit) equity	(48,782)	(37,493)

Total liabilities and stockholders' (deficit) equity	$1,354	$1,443

The accompanying notes are an integral part of these interim financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		From May 26,
			2006 (Inception)
	August 31, 2009	August 31, 2008	to August 31, 2009

Operating Expenses:
Administrative fees	$3,125	$1,675	$26,124
Bank charges and interest	88	57	540
Consulting	-	-	27,891
Donated rent	-	-	2,750
Donated services	-	-	5,500
Exploration and development	-	-	21,058
Office	-	-	123
Professional fees	8,076	15,876	72,983
Regulatory	-	-	6,063
Impairment loss on mineral property costs	-	-	1,000

Net loss for the period	$11,289	$17,608	$164,032

Net loss per share:
Basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding:
Basic and diluted	39,000,000	39,000,000

The accompanying notes are an integral part of these interim financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From May 26,
			2006
	Three Months Ended		(Inception) to
	August 31, 2009	August 31, 2008	August 31, 2009

Cash flow from operating activities:
Net loss	$(11,289)	$(17,608)	$(164,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	8,250
Impairment loss on mineral property costs	-	-	1,000
Changes in operating assets and liabilities:
Deposit receivable	-	6,303	(104)
Prepaid expenses	-	(355)	-
Accounts payable	8,175	(8,285)	30,028
Accrued administrative fees	3,124	(3,675)	5,000
Accrued professional fees	(99)	15,873	-
Advances payable	-	-	15,108
Due to related parties	-	3	-

Net cash used in operating activities	(89)	(7,744)	(104,750)

Cash flows from investing activities:
Acquisition of mineral properties	-	-	(1,000)

Net cash used in investing activities	-	-	(1,000)

Cash flows from financing activities:
Cash from issuance of common stock	-		107,000

Net cash provided by financing activities	-	-	107,000

Net (decrease) increase in cash during the period	(89)	(7,744)	1,250

Cash, beginning of period	1,339	30,200	-

Cash, end of period	$1,250	$22,456	$1,250

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009
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

Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included on Form 10-K of Gurata Gold, Inc. for the year ended May 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature. Operating results for the three months ended August 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2009, included in the Company’s annual report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At August 31, 2009 and May 31, 2009, the Company did not have any cash equivalents

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. At August 31, 2009 and May 31, 2009 the Company had approximately $1,250 and $1,339, respectively in cash that was not insured. This cash is on deposit with a large chartered Canadian bank and a large American bank. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At August 31, 2009 and May 31, 2009, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009
(UNAUDITED)

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

Asset Retirement Obligations

SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At August 31, 2009 and May 31, 2009, the Company did not have any asset retirement obligations.

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

At August 31, 2009, the Company had issued 39,000,000 common shares and had no outstanding options or warrants.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009
(UNAUDITED)

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

Recent Accounting Pronouncements

We do not expect the adoption of any new accounting pronouncements to have a material impact on our financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. At August 31, 2009, the Company had an accumulated deficit of $164,032 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

All of the Company’s mineral claims are registered in the name of a former director of the Company and pursuant to a trust agreement are held in trust on behalf of the Company (see Note 5).

At August 31, 2009 and May 31, 2009, the Company was indebted to a former director in the amounts of $54. This debt was reclassified to accounts payable at November 30, 2008.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

  general economic conditions, because they may affect our ability to raise money, our ability to raise enough money to continue our operations, changes in regulatory requirements that adversely affect our business, changes in the prices for minerals that adversely affect our business, political changes in Canada, which could affect our interests there, and other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report. We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Gurata Gold, Inc., unless otherwise indicated.

General Overview and Business Development over the Last Three Years

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

Results of Operations

Three Months Ended August 31, 2009 and 2008

Our operating results for the three months ended August 31, 2009 and 2008 and the changes between those periods for the expenses are summarized as follows:

						Change Between
						Three Month Period
		Three Months Ended		Three Months Ended		Ended
		August 31,		August 31,		August 31, 2009
		2009		2008		and August 31, 2008
Revenue	$	Nil	$	Nil	$	Nil
Administrative fees		3,125		1,675		1,450
Bank charges and interest		88		57		31
Professional fees		8,076		15,876		(7,800)
Net loss for the period		$11,289		$17,608		$(6,319)

During the three months ended August 31, 2009, our net loss decreased by $6,319 a decrease of 36% from $17,608 for the three months ended August 31, 2008 to $11,289 for the three months ended August 31, 2009.

The $6,319 decrease in our net loss for the three months ended August 31, 2009 was primarily caused by a reduction in professional fees which were partially offset by an increase in administrative fees.

Over the next 12 months, we do not anticipate generating any revenue and we expect our operating losses to be approximately $72,000. We plan to continue to fund Phase Two of our mineral exploration program and our operations through equity financing from the sale of our shares of common stock, private advances or through the sale of a part interest in the Gate 1 Claim. We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our shares of common stock, that we will receive private advances or that we will be able to sell a part interest in the Gate 1 Claim. Although we have not attempted to locate a joint venture partner, if we enter into a joint venture arrangement, we would assign a percentage of our interest in the Gate 1 Claim to our joint venture partner.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

At August 31, 2009, we had a cash balance of $1,250 and negative cash flows from operations of $89. During the three months ended August 31, 2009, we funded our operations with cash that we received from the sale of common stock in prior years and from advances from an unrelated party.

Cash Flows	As at
	August 31,
	2009	2008

Net Cash Used in Operating Activities	$(89)	$(7,744)
Net Cash Used In Investing Activities	Nil	Nil
Net Cash Provided by Financing Activities	Nil	Nil
Decrease In Cash During The Period	$(89)	$(7,744)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended August 31, 2009 was $89. We used cash primarily to cover our net loss of $11,289 and a reduction of $99 in accrued professional fees. These uses of cash were offset primarily by an increase in accounts payable of $8,175 and an increase in accrued professional fees of $3,124.

Net cash used in operating activities during the three months ended August 31, 2008 was $7,744. We used cash primarily to fund our net loss of $17,608, payment of $8,285 in accounts payable, reduction of accrued administrative fees by $3,675 and an increase in prepaid expenses of $355. These uses were offset by an increase in accrued professional fees of $15,873 a $3 increase in the amount due to our former president and the collection of $6,303 in deposits receivable.

Net Cash Used in Investing Activities

We did not have any investing activities during the three months ended August 31, 2009 and 2008.

Net Cash Provided By Financing Activities

During the three months ended August 31, 2009 and 2008 we did not have any financing activities.

Unproved Mineral Property

Gate 1 Claim

On December 15, 2006 we purchased the Gate 1 Claim near Atlin, British Columbia, Canada, comprising an area of 376.488 hectares for $1,000. The Gate 1 Claim is registered in the name of a former director and pursuant to a trust agreement is held in trust on our behalf. See Exhibit 10.2 – Trust agreement for more details.

At August 31, 2009, we had spent $21,058 on exploration work including a helicopter-supported magnetic survey on the Gate 1 Claim. On December 15, 2008, the Company registered exploration work performed on its unproved mineral property with the Government of British Columbia, which allows the Company to retain title to the claim until February 10, 2012.

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

Due to Gurata’s current financial condition it did not have enough cash to start Phase Two in July 2009 as disclosed in previous SEC filings. In light of difficult global financial conditions Gurata will delay its exploration plans for one year.

The following is a brief summary of our four phase exploration program:

1.

Management will review the geological report about the helicopter-supported magnetic survey in 2009 and have discussions with our consulting geologist in order to determine the economic viability of the mineral claim based on the data that was obtained in magnetic survey. This phase will be called Phase One.

2.

If Phase One is successful, we plan to conduct the second phase of our four phase exploration program starting in July 2010. This Phase Two exploration program is expected to cost approximately $18,600 (CDN$20,000). A two-person field crew will fly to the Gate 1 Claim and will stay for a period of 15 days. During this period the crew will generally survey the Gate 1 Claim seeking any outcroppings and locating streams. An outcropping is a part of a rock formation that appears above the surface of the surrounding land. The crew will use global positioning equipment, take 100 geochemical samples and take 15 rock samples. All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by float plane.

3.

The samples obtained during the Phase Two exploration program will be analyzed at a laboratory and we will review the results of the Phase Two exploration program in the winter of 2010. We will engage our consulting geologist to interpret the results of Phase Two. It is estimated that the analysis and interpretation of results will cost approximately $3,200 (CDN$3,500). If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a Phase Three program.

4.

If the Phase Three program were to proceed, our consulting geologist has indicated that we should budget approximately $55,700 (CDN$60,000). If we proceed with our Phase Three program we would do so in July 2011. A small crew will fly to the Gate 1 Claim and will stay for a period of time to be determined. During this period the crew will continue with Phase Two field work including additional sampling and mapping, magnetometer survey, trenching and a small number of diamond drill holes. All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by float plane.

5.

In the case that the Phase Three exploration program takes place, we will review the results in winter 2011. If we are able to continue to confirm elevated metal values at specific hand drilled targets we will consider Phase Three a success and will plan for a Phase Four exploration program. The Phase Four exploration program is expected to cost at least $232,000 (CDN$250,000). At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements. If we proceed with Phase Four of our exploration plan we would commence in July 2012.

Challenges and Risks

On August 31, 2009, we had cash of approximately $1,250. We will have to raise additional funds to cover our operating costs and commence Phase Two of our mineral exploration program.

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

The notes to our financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues since inception and have never paid any dividends and we are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain the necessary equity financing to continue operations, confirmation our interests in the underlying properties, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from our mineral production and control production costs. Based upon current plans, we expect to incur operating losses in future periods. At August 31, 2009, we had accumulated losses of $164,032 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. There is no assurance that we will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contingencies and Commitments

We had no commitments or contingencies at August 31, 2009.

Internal and External Sources of Liquidity

To date, we have funded our operations from the sale of our common stock and from advances from an unrelated party

Recently Adopted and Recently Issued Accounting Standards

We do not expect the adoption of any new accounting pronouncements to have a material impact on our financial statements.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, our company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At August 31, 2009 and May 31, 2009, our company did not have any cash equivalents

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject our company to significant concentrations of credit risk consist principally of cash. At August 31, 2009 and May 31, 2009 our company had approximately $1,250 and $1,339, respectively in cash that was not insured. This cash is on deposit with a large chartered Canadian bank and a large American bank. As part of our cash management process, our company performs periodic evaluations of the relative credit standing of this financial institution. Our company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on our cash.

Foreign Exchange Risk

Our company is subject to foreign exchange risk for transactions denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. Our company does not believe that it has any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

On June 1, 2007, our company adopted Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets and financial liabilities, had no impact on our company’s financial statements.

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

Our company’s financial instruments include cash, deposit receivable, accounts payable, accrued administrative fees, professional fees and advances payable. The fair value of these financial instruments approximate their carrying values due to their short maturities.

Foreign Currency Translation

Our company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Our company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Our company’s financial statements are based on a number of estimates, including accruals for estimated administrative and professional fees.

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At August 31, 2009 and May 31, 2009, our company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

Mineral Property Costs

Our company has been in the exploration stage since our inception on May 26, 2006 and has not yet realized any revenues from our planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets. Our company assesses the carrying costs for impairment under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over our estimated fair value (see Note 5).

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

Asset Retirement Obligations

SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At August 31, 2009 and May 31, 2009, our company did not have any asset retirement obligations.

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

At August 31, 2009, our company had issued 39,000,000 common shares and had no outstanding options or warrants.

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

Recently Issued Accounting Standards

We do not expect the adoption of any new accounting pronouncements to have a material impact on our financial statements.

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of August 31, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

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

We were incorporated on May 26, 2006 and have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to August 31, 2009 is $164,032. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Because we will have to spend additional funds to determine if we have a reserve, if we cannot raise the money we will have to cease operations and you could lose your investment.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

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

10.2	Trust agreement dated January 17, 2007 (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).

(14)	Code of Ethics

14.1	Financial Code of Ethics (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).

(31)	Section 302 Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GURATA GOLD, INC.

/s/ Shaun P. Davis
Shaun P. Davis
President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)
Date: December 18, 2009