Form 10-Q
period 2009-11-30
Gurata Gold, Inc.
filed 2010-01-14
CIK 1393284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

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
39,000,000 common shares issued and outstanding as of January 14, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended November 30, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008
AND THE PERIOD FROM MAY 26, 2006 (INCEPTION) TO NOVEMBER 30, 2009

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	November 30,	May 31,
	2009	2009
	(Unaudited)
ASSETS

Current assets:
Cash	$1,188	$1,339
Deposit receivable	108	104

Total assets	$1,296	$1,443

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$37,343	$21,853
Accrued liabilities	3,506	1,876
Accrued professional fees	-	99
Advances payable	15,108	15,108

Total liabilities	55,957	38,936

Commitments and contingencies	-	-

Stockholders' (deficit) equity:
Common stock; authorized 75,000,000; $0.001 par value;
39,000,000 shares issued and outstanding at
November 30, 2009 and May 31, 2009	39,000	39,000
Additional paid in capital	76,250	76,250
Deficit accumulated during the exploration stage	(169,911)	(152,743)

Total stockholders' (deficit) equity	(54,661)	(37,493)

Total liabilities and stockholders' (deficit) equity	$1,296	$1,443

The accompanying notes are an integral part of these interim financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					From May
	Three Months Ended		Six Months Ended		26, 2006
	November 30,		November 30,		(Inception)
					to
					November
	2009	2008	2009	2008	30, 2008

Operating Expenses:
Administrative fees	$1,500	$3,150	$4,625	$4,825	$27,624
Bank charges and interest	63	12	151	69	603
Consulting	-	2,450	-	2,450	27,891
Donated rent	-	-	-	-	2,750
Donated services	-	-	-	-	5,500
Exploration and development	-	-	-	-	21,058
Office	-	-	-	-	123
Professional fees	3,811	11,767	11,887	27,643	76,794
Regulatory	505	1,047	505	1,047	6,568
Impairment loss on mineral property
costs	-	-	-	-	1,000

Net loss for the period	$(5,879)	$(18,426)	$(17,168)	$(36,034)	$(169,911)

Net loss per share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares
outstanding:
Basic and diluted	39,000,000	39,000,000	39,000,000	39,000,000

The accompanying notes are an integral part of these interim financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From May 26,
			2006
	Six Months Ended		(Inception) to
	November 30,	November 30,	November 30,
	2009	2008	2009

Cash flow from operating activities:
Net loss	$(17,168)	$(36,034)	$(169,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	8,250
Impairment loss on mineral property costs	-	-	1,000
Changes in operating assets and liabilities:
Deposit receivable	(4)	6,303	(108)
Accounts payable	15,490	20,177	37,343
Accrued administrative fees	1,630	(525)	3,506
Accrued professional fees	(99)	(127)	-
Advances payable	-	-	15,108

Net cash used in operating activities	(151)	(10,206)	(104,812)

Cash flows from investing activities:
Acquisition of mineral properties	-	-	(1,000)

Net cash used in investing activities	-	-	(1,000)

Cash flows from financing activities:
Cash from issuance of common stock	-		107,000

Net cash provided by financing activities	-	-	107,000

Net (decrease) increase in cash during the period	(151)	(10,206)	1,188

Cash, beginning of period	1,339	30,200	-

Cash, end of period	$1,188	$19,994	$1,188

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009
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

Exploration Stage

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. The Company has not produced any revenues from its principal business and is an exploration stage company as defined by SEC Industry Guide 7, and follows Accounting Standard 915 Development Stage Entities (AS 915), where applicable.

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

Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included on Form 10-K of Gurata Gold, Inc. for the year ended May 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature. Operating results for the three and six months ended November 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2009, included in the Company’s annual report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At November 30, 2009 and May 31, 2009, the Company did not have any cash equivalents.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. At November 30, 2009 and May 31, 2009 the Company had approximately $1,188 and $1,339, respectively in cash that was not insured. This cash is on deposit with a large, chartered Canadian bank and a large American bank. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Foreign Exchange Risk

The Company is subject to foreign exchange risk for transactions denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. The Company does not believe that it has any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

On June 1, 2007, the Company adopted Accounting Standard 820 Fair Value Measurement and Disclosure (AS 820). AS 820 relates to financial assets and financial liabilities. AS 820 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of AS 820, as it relates to financial assets and financial liabilities, had no impact on the Company’s financial statements.

AS 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in ASC 840. AS 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under AS 820 are described below:

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

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

Fair Value of Financial Instruments (continued)

The Company’s financial instruments include cash, deposit receivable, accounts payable, accrued administrative fees, professional fees and advances payable. The fair value of these financial instruments approximate their carrying values due to their short maturities.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with Accounting Standard 830 Foreign Currency Matters (AS 830), using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At November 30, 2009 and May 31, 2009, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

Mineral Property Costs

The Company has been in the exploration stage since its inception on May 26, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930) at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value (see Note 5).

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

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset Retirement Obligations

Accounting Standard 410 Asset Retirement and Environmental Obligations (AS 410) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, AS 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At November 30, 2009 and May 31, 2009, the Company did not have any asset retirement obligations.

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

At November 30, 2009, the Company had issued 39,000,000 common shares and had no outstanding options or warrants.

Stock-Based Compensation

In December 2004 Accounting Standard 718, Compensation – Stock Compensation (AS 718) was brought into effect. AS 718 eliminates the option to use the intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

The adoption of AS 718 did not have a material effect on the Company’s financial condition or results of operations because since inception the Company has not entered into any share-based transactions.

Recent Accounting Pronouncements

We do not expect the adoption of any new accounting pronouncements to have a material impact on our financial statements.

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. At November 30, 2009, the Company had an accumulated deficit of $169,911 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

General Overview and Business Development over the Last Three Years

We were incorporated in the state of Nevada on May 26, 2006. Since our incorporation, we have been in the business mineral exploration.

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

Under the Mineral Tenure Act (British Columbia), title to British Columbia mineral claims can only be held by individuals or British Columbia corporations. Because of this regulation, Feliberto Gurat, our former chief financial officer, is holding the Gate 1 Claim in trust for our company until we can determine whether there is a commercially viable gold deposit on the Gate 1 Claim. If we determine that there is a commercially viable gold deposit on the Gate 1 Claim we will incorporate a British Columbia subsidiary to hold title to the Gate 1 Claim and Mr. Gurata will transfer the Gate 1 Claim to the subsidiary. The transfer will be at no cost to our company, other than the costs associated with the incorporation of the British Columbia subsidiary.

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

Our Current Business

We were incorporated on May 26, 2006 in the state of Nevada. Our principal business is the acquisition and exploration of mineral resources in northern British Columbia. We have not presently determined whether our properties contain mineral reserves that are economically recoverable. We have not commenced significant operations and are considered an Exploration Stage Company, as defined by SEC Industry Guide 7, and follows Statement of Accounting Standard 915 (AS 915) Development Stage Entities, where applicable. We have no operations and if our mineral claims are not successfully developed we will not earn any revenues.

Results of Operations

Three Months Ended November 30, 2009 and 2008

Our operating results for the three months ended November 30, 2009 and 2008 and the changes between those periods for the expenses are summarized as follows:

		Three Months		Three Months		Change Between
		Ended		Ended		Three Month Period Ended
		November 30,		November 30,		November 30, 2009
		2009		2008		and November 30, 2008
Revenue	$	Nil	$	Nil	$	Nil
Administrative fees		1,500		3,150		(1,650)
Bank charges and interest		63		12		51
Consulting		Nil		2,450		(2,450)
Professional fees		3,811		11,767		(7,956)
Regulatory		505		1,047		(542)
Net loss for the period		$(5,879)		$(18,426)		$(12,547)

During the three months ended November 30, 2009, our net loss decreased by $12,547 a decrease of 68% from $18,426 for the three months ended November, 2008 to $5,879 for the three months ended November, 2009.

The $12,547 decrease in our net loss for the three months ended November, 2009 was primarily caused by a decrease in administrative fees, consulting expenses, professional fees and regulatory expenses.

Six Months Ended November 30, 2009 and 2008

Our operating results for the six months ended November 30, 2009 and 2008 and the changes between those periods for the expenses are summarized as follows:

						Change Between
		Six Months Ended		Six Months Ended		Six Month Period Ended
		November 30,		November 30,		November 30, 2009
		2009		2008		and November 30, 2008
Revenue	$	Nil	$	Nil	$	Nil
Administrative fees		4,625		4,825		(200)
Bank charges and interest		151		69		82
Consulting		Nil		2,450		(2,450)
Professional fees		11,887		27,643		(15,756)
Regulatory		505		1,047		(542)
Net loss for the period		$(17,168)		$(36,034)		$(18,866)

During the six months ended November 30, 2009, our net loss decreased by $18,866 a decrease of 52% from $36,034 for the six months ended November, 2008 to $17,168 for the six months ended November, 2009.

The $18,866 decrease in our net loss for the six months ended November, 2009 was primarily caused by a decrease in our administrative fees, consulting expenses, professional fees and regulatory expenses.

Revenues

Over the next 12 months, we do not anticipate generating any revenue and we expect our operating losses to be approximately $57,000. We plan to continue to fund Phase Two of our mineral exploration program and our operations through equity financing from the sale of our shares of common stock, private advances or through the sale of a part interest in the Gate 1 Claim. We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our shares of common stock, that we will receive private advances or that we will be able to sell a part interest in the Gate 1 Claim. Although we have not attempted to locate a joint venture partner, if we enter into a joint venture arrangement, we would assign a percentage of our interest in the Gate 1 Claim to our joint venture partner.

Liquidity and Financial Condition

At November 30, 2009, we had a cash balance of $1,188 and negative cash flows from operations of $151. During the six months ended November 30, 2009, we funded our operations with cash that we received from the sale of common stock in prior years and from advances from an unrelated party.

Cash Flows

		As at
		November 30,
		2009		2008

Net Cash Used in Operating Activities		$(151)		$(10,206)
Net Cash Used In Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Decrease in Cash During the Period		$(151)		$(10,206)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended November 30, 2009 was $151. We used cash primarily to cover our net loss of $17,168 and a reduction of $99 in accrued professional fees. These uses of cash were offset primarily by an increase in accounts payable of $15,490 and an increase in accrued administrative fees of $1,630.

Net cash used in operating activities during the six months ended November 30, 2008 was $10,206. We used cash primarily to fund our net loss of $36,034 and a reduction of accrued administrative fees of $525. These uses were offset by an increase in accounts payable of $20,177 and a collection of deposits receivable of $6,303.

Net Cash Used in Investing Activities

We did not have any investing activities during the six months ended November 30, 2009 and 2008.

Net Cash Provided By Financing Activities

During the six months ended November 30, 2009 and 2008 we did not have any financing activities.

Working Capital

	At	At
	November 30,	May 31,
	2009	2009
Current assets	$1,296	$1,443
Current liabilities	55,957	38,936
Working capital	$(54,661)	$(37,493)

Unproved Mineral Property

Gate 1 Claim

On December 15, 2006 we purchased the Gate 1 Claim near Atlin, British Columbia, Canada, comprising an area of 376.488 hectares for $1,000. The Gate 1 Claim is registered in the name of a former director and pursuant to a trust agreement is held in trust on our behalf. See Exhibit 10.2 – Trust agreement for more details.

At November 30, 2009, we had spent $21,058 on exploration work including a helicopter-supported magnetic survey on the Gate 1 Claim. On December 15, 2008, our company registered exploration work performed on its unproved mineral property with the Government of British Columbia, which allows our company to retain title to the claim until February 10, 2012.

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

2.

If Phase One is successful, we plan to conduct the second phase of our four phase exploration program starting in July 2010. This Phase Two exploration program is expected to cost approximately $19,000 (CDN$20,000). A two-person field crew will fly to the Gate 1 Claim and will stay for a period of 15 days. During this period the crew will generally survey the Gate 1 Claim seeking any outcroppings and locating streams. An outcropping is a part of a rock formation that appears above the surface of the surrounding land. The crew will use global positioning equipment, take 100 geochemical samples and take 15 rock samples. All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by float plane.

3.

The samples obtained during the Phase Two exploration program will be analyzed at a laboratory and we will review the results of the Phase Two exploration program in the winter of 2010. We will engage our consulting geologist to interpret the results of Phase Two. It is estimated that the analysis and interpretation of results will cost approximately $3,300 (CDN$3,500). If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a Phase Three program.

4.

If the Phase Three program were to proceed, our consulting geologist has indicated that we should budget approximately $57,000 (CDN$60,000). If we proceed with our Phase Three program we would do so in July 2011. A small crew will fly to the Gate 1 Claim and will stay for a period of time to be determined. During this period the crew will continue with Phase Two field work including additional sampling and mapping, magnetometer survey, trenching and a small number of diamond drill holes. All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by float plane.

5.

In the case that the Phase Three exploration program takes place, we will review the results in winter 2011. If we are able to continue to confirm elevated metal values at specific hand drilled targets we will consider Phase Three a success and will plan for a Phase Four exploration program. The Phase Four exploration program is expected to cost at least $238,000 (CDN$250,000). At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements. If we proceed with Phase Four of our exploration plan we would commence in July 2012.

Challenges and Risks

On November 30, 2009, we had cash of approximately $1,188. We will have to raise additional funds to cover our operating costs and commence Phase Two of our mineral exploration program.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. Our company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to continue operations, confirmation of our company’s interests in the underlying properties, and the attainment of profitable operations. Our company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon current plans, our company expects to incur operating losses in future periods. At November 30, 2009, our company had an accumulated deficit of $169,911 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. There is no assurance that our company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should our company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contingencies and Commitments

We had no commitments or contingencies at November 30, 2009.

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

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, our company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At November 30, 2009 and May 31, 2009, our company did not have any cash equivalents.

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject our company to significant concentrations of credit risk consist principally of cash. At November 30, 2009 and May 31, 2009 our company had approximately $1,188 and $1,339, respectively in cash that was not insured. This cash is on deposit with a large, chartered Canadian bank and a large American bank. As part of its cash management process, our company performs periodic evaluations of the relative credit standing of this financial institution. Our company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Foreign Exchange Risk

Our company is subject to foreign exchange risk for transactions denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. Our company does not believe that it has any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

On June 1, 2007, our company adopted Accounting Standard 820 Fair Value Measurement and Disclosure (AS 820). AS 820 relates to financial assets and financial liabilities. AS 820 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of AS 820, as it relates to financial assets and financial liabilities, had no impact on our company’s financial statements.

AS 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in ASC 840. AS 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under AS 820 are described below:

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

Foreign Currency Translation

Our company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with Accounting Standard 830 Foreign Currency Matters (AS 830), using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Our company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At November 30, 2009 and May 31, 2009, our company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

Mineral Property Costs

Our company has been in the exploration stage since its inception on May 26, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. Our company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930) at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations

Asset Retirement Obligations

Accounting Standard 410 Asset Retirement and Environmental Obligations (AS 410) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, AS 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At November 30, 2009 and May 31, 2009, our company did not have any asset retirement obligations.

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

At November 30, 2009, our company had issued 39,000,000 common shares and had no outstanding options or warrants.

Stock-Based Compensation

In December 2004 Accounting Standard 718, Compensation – Stock Compensation (AS 718) was brought into effect. AS 718 eliminates the option to use the intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

The adoption of AS 718 did not have a material effect on our company’s financial condition or results of operations because since inception our company has not entered into any share-based transactions.

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

As of November 30, 2009, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on May 26, 2006 and have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to November 30, 2009 is $169,911. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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
Date: January 13, 2010