Form 10-Q
period 2010-02-28
Gurata Gold, Inc.
filed 2010-04-16
CIK 1393284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			February 28, 2010
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52796
Gurata Gold, Inc.
(Exact name of registrant as specified in its charter)
Nevada				71-1046926
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
11730 NE 107th Place, Kirkland, Washington				98033
(Address of principal executive offices)				(Zip Code)
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
39,000,000 common shares issued and outstanding as of April 12, 2010.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our unaudited interim financial statements for the nine month period ended February 28, 2010 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

GURATA GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009

AND THE PERIOD FROM MAY 26, 2006 (INCEPTION) TO FEBRUARY 28, 2010

BALANCE SHEETS

F-1

STATEMENTS OF OPERATIONS

F-2

STATEMENTS OF CASH FLOWS

F-3

NOTES TO FINANCIAL STATEMENTS

F-4

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	February 28,	May 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash	$ 1,125	$ 1,339
Deposit receivable	108	104

Total assets	$ 1,233	$ 1,443

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$ 26,657	$ 21,853
Accrued administrative fees	1,500	1,876
Accrued professional fees	-	99
Advances payable	33,183	15,108

Total liabilities	61,340	38,936

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock; authorized 75,000,000; $0.001 par value;
39,000,000 shares issued and outstanding at
February 28, 2010 and May 31, 2009	39,000	39,000
Additional paid in capital	76,250	76,250
Deficit accumulated during the exploration stage	(175,357)	(152,743)

Total stockholders' deficit	(60,107)	(37,493)

Total liabilities and stockholders' deficit	$ 1,233	$ 1,443

The accompanying notes are an integral part of these interim financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,		From May 26, 2006 (Inception) to February 28, 2010

	2010	2009	2010	2009

Operating Expenses:
Administrative fees	$ 1,500	$ 3,050	$ 6,125	$ 7,875	29,124
Bank charges and interest	103	27	254	96	706
Consulting	-	4,000	-	6,450	27,891
Donated rent	-	-	-	-	2,750
Donated services	-	-	-	-	5,500
Exploration and development	-	1,696	-	1,696	21,058
Office	-	-	-	-	123
Professional fees	2,655	2,146	14,542	29,789	79,449
Regulatory	1,188	1,325	1,693	2,372	7,756
Impairment loss on mineral property costs	-	-	-	-	1,000

Net loss for the period	$ (5,446)	$ (12,244)	$ (22,614)	$ (48,278)	$ (175,357)

Net loss per share:
Basic and diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted average number of shares outstanding:
Basic and diluted	39,000,000	39,000,000	39,000,000	39,000,000

The accompanying notes are an integral part of these interim financial statements

GURATA GOLD, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From May 26, 2006
	Nine Months Ended		(Inception) to
	February 28, 2010	February 28, 2009	February 28, 2010

Cash flow from operating activities:
Net loss	$ (22,614)	$ (48,278)	$ (175,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	-	-	8,250
Impairment loss on mineral property costs	-	-	1,000
Changes in operating assets and liabilities:
Deposit receivable	(4)	6,213	(108)
Accounts payable	4,804	14,859	26,657
Accrued administrative fees	(376)	(525)	1,500
Accrued professional fees	(99)	(127)	-
Advances payable	18,075	-	33,183
Due to related party	-	505	-
Net cash used in operating activities	(214)	(27,353)	(104,875)

Cash flows from investing activities:
Acquisition of mineral properties	-	-	(1,000)

Net cash used in investing activities	-	-	(1,000)

Cash flows from financing activities:
Cash from issuance of common stock	-		107,000

Net cash provided by financing activities	-	-	107,000

Net (decrease) increase in cash during the period	(214)	(27,353)	1,125

Cash, beginning of period	1,339	30,200	-

Cash, end of period	$ 1,125	$ 2,847	$ 1,125

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

The accompanying notes are an integral part of these interim financial statements

GURATA GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2010

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

Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included on Form 10-K of Gurata Gold, Inc. for the year ended May 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature.  Operating results for the three and nine months ended February 28, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2009, included in the Company’s annual report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents.  At February 28, 2010 and May 31, 2009, the Company did not have any cash equivalents

GURATA GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2010

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash.  At February 28, 2010 and May 31, 2009 the Company had approximately $1,125 and $1,339, respectively in cash that was not insured.  This cash is being held by the President of Gurata.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

GURATA GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2010

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources.  At February 28, 2010 and May 31, 2009, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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

FEBRUARY 28, 2010

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset Retirement Obligations

Accounting Standard 410 Asset Retirement and Environmental Obligations (AS 410) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Specifically, AS 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life.  At February 28, 2010 and May 31, 2009, the Company did not have any asset retirement obligations.

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

At February 28, 2010, the Company had issued 39,000,000 common shares and had no outstanding options or warrants.

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

GURATA GOLD, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2010

(UNAUDITED)

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs.  Based upon current plans, the Company expects to incur operating losses in future periods.  At February 28, 2010, the Company had an accumulated deficit of $175,357 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  There is no assurance that the Company will be able to generate revenues in the future.  These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 14, 2010, which is the date the financial statements were issued.

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

The cost of the Gate 1 Claim charged to operations by Gurata was $1,000, which represented the cost to acquire the Gate 1 Claim via a property agreement with Kenneth Ralfs. However, Gurata will incur much more significant expenses in order to explore the Gate 1 Claim as described in the Exploration Plan below.

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

Results of Operations

Results of Operations

Three Months Ended February 28, 2010 and 2009

Our operating results for the three months ended February 28, 2010 and 2009 and the changes between those periods for the expenses are summarized as follows:

	Three Months Ended February 28, 2010		Three Months Ended February 28, 2009		Change Between Three Month Period Ended February 28, 2010 and February 28, 2009
Revenue	$	Nil	$	Nil	$	Nil
Administrative fees		1,500		3,050		(1,550)
Bank charges and interest		103		27		76
Consulting		Nil		4,000		(4,000)
Exploration and development		Nil		1,696		(1,696)
Professional fees		2,655		2,146		509
Regulatory		1,188		1,325		(137)
Net loss for the period		$(5,446)		$(12,244)		$6,798

During the three months ended February 28, 2010, our net loss decreased by $6,798 a decrease of 56% from $12,244 for the three months ended February 28, 2009 to $5,446 for the three months ended February 28, 2010.

The $6,798 decrease in our net loss for the three months ended February 28, 2010 was primarily caused by a decrease in administrative fees, consulting expenses, professional fees and regulatory expenses.

Nine months Ended February 28, 2010 and 2009

Our operating results for the Nine months ended February 28, 2010 and 2009 and the changes between those periods for the expenses are summarized as follows:

	Nine months Ended February 28, 2010		Nine months Ended February 28, 2009		Change Between Nine Month Period Ended February 28, 2010 and February 28, 2009
Revenue	$	Nil	$	Nil	$	Nil
Administrative fees		6,125		7,875		(1,750)
Bank charges and interest		254		96		158
Consulting		Nil		6,450		(6,450)
Exploration and development		Nil		1,696		(1,696)
Professional fees		14,542		29,789		(15,247)
Regulatory		1,693		2,372		(679)
Net loss for the period		$(22,614)		$(48,278)		$25,664

During the Nine months ended February 28, 2010, our net loss decreased by $25,664 a decrease of 53% from $48,278 for the Nine months ended February 28, 2009 to $22,614 for the Nine months ended February 28, 2010.

The $25,664 decrease in our net loss for the Nine months ended February 28, 2010 was primarily caused by a decrease in our administrative fees, consulting expenses, exploration and development, professional fees and regulatory expenses.

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

Liquidity and Financial Condition

At February 28, 2010, we had a cash balance of $1,125 and negative cash flows from operations of $214. During the nine months ended February 28, 2010, we funded our operations with cash that we received from the sale of common stock in prior years and from advances from an unrelated party.

Cash Flows

		As at February 28,
		2010		2009
Net Cash Used in Operating Activities		$(214)		$(27,353)
Net Cash Used In Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Decrease in Cash During the Period		$(214)		$(27,353)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2010 was $214.  We used cash primarily to cover our net loss of $22,614 and a reduction of $376 in accrued administrative fees and a reduction of $99 in accrued professional fees.  These uses of cash were offset primarily by an increase in accounts payable of $4,804 and an increase in advances payable of $18,075.

Net cash used in operating activities during the nine months ended February 28, 2009 was $27,353.  We used cash primarily to fund our net loss of $48,278 , a reduction of accrued administrative fees of $525 and a reduction of accrued professional fees of $127. These uses were offset by an increase in accounts payable of $14,859 and a collection of deposits receivable of 6,213. Our amounts due to a related party also increased by $505.

Net Cash Used in Investing Activities

We did not have any investing activities during the nine months ended February 28, 2010 and 2009.

Net Cash Provided By Financing Activities

During the nine months ended February 28, 2010 and 2009 we did not have any financing activities.

Working Capital

	At February 28,	At May 31,
	2010	2009
Current assets	$1,233	$1,443
Current liabilities	(61,340)	(38,936)
Working capital	$(60,107)	$(37,493)

Unproved Mineral Property

Gate 1 Claim

On December 15, 2006 we purchased the Gate 1 Claim near Atlin, British Columbia, Canada, comprising an area of 376.488 hectares for $1,000.  The Gate 1 Claim is registered in the name of a former director and pursuant to a trust agreement is held in trust on our behalf.  See Exhibit 10.2 – Trust agreement for more details.

At February 28, 2010, we had spent $21,058 on exploration work including a helicopter-supported magnetic survey on the Gate 1 Claim.  On December 15, 2008, our company registered exploration work performed on its unproved mineral property with the Government of British Columbia, which allows our company to retain title to the claim until February 10, 2012.

Exploration Plan

On June 18, 2008, we received an exploration report on a helicopter-supported magnetic survey on the Gate 1 Claim from our consulting geologist.  The report recommends prospecting and surveying the Gate 1 Claim.  If the prospecting is successful in discovering mineralization the report recommends following up with an IP/resistivity survey in order to verify magnetic anomalies and help determine the depth of the causative source.  Management reviewed the report in 2009 and have had discussions with our consulting geologist to determine the economic viability of the mineral claim based on the data that was obtained in the helicopter-supported magnetic survey.

Due to Gurata’s current financial condition it did not have enough cash to start Phase Two in July 2009 as disclosed in previous SEC filings. In light of difficult global financial conditions Gurata will delay its exploration plans for one year.

The following is a brief summary of our four phase exploration program:

1.

Management reviewed the geological report about the helicopter-supported magnetic survey in 2009 and have discussed with our consulting geologist the economic viability of the mineral claim based on the data that was obtained in the magnetic survey. This was called Phase One.

2.

Phase One was successful and we plan to conduct the second phase of our four phase exploration program starting in July 2010.  This Phase Two exploration program is expected to cost approximately $19,600 (CDN$20,000).  A two-person field crew will fly to the Gate 1 Claim and will stay for a period of 15 days.  During this period the crew will generally survey the Gate 1 Claim seeking any outcroppings and locating streams.  An outcropping is a part of a rock formation that appears above the surface of the surrounding land.  The crew will use global positioning equipment, take 100 geochemical samples and take 15 rock samples.  All samples will be bagged and tagged for location, date and time for later analysis.  After this period is over the crew will return to Atlin by float plane.

3.

The samples obtained during the Phase Two exploration program will be analyzed at a laboratory and we will review the results of the Phase Two exploration program in the winter of 2010.  We will engage our consulting geologist to interpret the results of Phase Two.  It is estimated that the analysis and interpretation of results will cost approximately $3,400 (CDN$3,500).  If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a Phase Three program.

4.

If the Phase Three program were to proceed, our consulting geologist has indicated that we should budget approximately $58,900 (CDN$60,000).  If we proceed with our Phase Three program we would do so in July 2011.  A small crew will fly to the Gate 1 Claim and will stay for a period of time to be determined.  During this period the crew will continue with Phase Two field work including additional sampling and mapping, magnetometer survey, trenching and a small number of diamond drill holes.  All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by float plane.

5.

In the case that the Phase Three exploration program takes place, we will review the results in winter 2011.  If we are able to continue to confirm elevated metal values at specific hand drilled targets we will consider Phase Three a success and will plan for a Phase Four exploration program.  The Phase Four exploration program is expected to cost at least $245,000 (CDN$250,000).  At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements.  If we proceed with Phase Four of our exploration plan we would commence in July 2012.

Challenges and Risks

On February 28, 2010, we had cash of approximately $1,125.  We will have to raise additional funds to cover our operating costs and commence Phase Two of our mineral exploration program.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business.  Our company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to continue operations, confirmation of our company’s interests in the underlying properties, and the attainment of profitable operations.  Our company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs.  Based upon current plans, our company expects to incur operating losses in future periods.  At February 28, 2010, our company had an accumulated deficit of $175,357 since inception.  These factors raise substantial doubt regarding our company’s ability to continue as a going concern.  There is no assurance that our company will be able to generate revenues in the future.  These financial statements do not give any effect to any adjustments that would be necessary should our company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contingencies and Commitments

We had no commitments or contingencies at February 28, 2010.

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

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, our company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents.  At February 28, 2010 and May 31, 2009, our company did not have any cash equivalents.

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject our company to significant concentrations of credit risk consist principally of cash.  At February 28, 2010 and May 31, 2009 our company had approximately $1,125 and $1,339, respectively in cash that was not insured.  This cash is being held by our President. Our company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources.  At February 28, 2010 and May 31, 2009, our company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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

Accounting Standard 410 Asset Retirement and Environmental Obligations (AS 410) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Specifically, AS 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life.  At February 28, 2010 and May 31, 2009, our company did not have any asset retirement obligations.

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

At February 28, 2010, our company had issued 39,000,000 common shares and had no outstanding options or warrants.

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

As of February 28, 2010, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on May 26, 2006 and have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to February 28, 2010 is $175,357. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

?

our ability to locate a profitable mineral property

?

our ability to generate revenues

?

our ability to reduce exploration costs.

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

Item 4.  [Removed and Reserved]

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
Date: April 14, 2010