Form 10-K
period 2010-05-31
FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
filed 2010-09-14
CIK 1393284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number 000-52796

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	71-1046926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5927 Balfour Court, Suite 112, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (706) 931-6789

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes     [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes    [X] No

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
[   ] Yes     [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,160,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 30, 2010
common stock - $0.001 par value	40,300,000

Documents incorporated by reference: Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Forza’s registration statement on Form SB-2 filed on August 16, 2007; Exhibit 10.1 (Property Agreement) filed as an exhibit to Forza’s registration statement on Form SB-2 filed on August 16, 2007; Exhibit 10.2 (Trust Agreement) filed as an exhibit to Forza’s registration statement on Form SB-2 filed on August 16, 2007; and Exhibit 14 (Financial Code of Ethics) filed as an exhibit to Forza’s registration statement on Form SB-2 filed on August 16, 2007.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 2

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 3

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

As used in this annual report, the terms “we”, “us”, “our company”, mean Forza Environmental Building Products, Inc., a Nevada corporation, unless otherwise indicated.

Business Development

On January 17, 2007, we acquired the Gate 1 Claim, a mineral claim in the Province of British Columbia. After exploring the claim we decided to change the focus of our company. As of May 18, 2010, our company intends to provide environmentally sound, energy-efficient materials for safe, sustainable shelter to disaster replacement housing projects around the world.

We will be immediately pursuing contractual relationships in disaster affected areas around the globe. Our immediate focus is marketing our product to the Federal City Project in Louisiana; we hope to play an integral part in the rebuilding effort as a result of Katrina. We will also be pursuing a contractual relationship in Haiti hoping to provide the materials that will help rebuild Haiti as a result of the recent earthquake. Investors must keep in mind that these are forward looking statements and contracts may never come to fruition.

We are also targeting other areas of the globe to include the Middle East, China, Central and South America, as well other areas of the globe where disaster resistant building system materials are needed.

We have not been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of our business.

Corporate History

We were incorporated in the state of Nevada on May 26, 2006 under the name Gurata Gold, Inc. On July 19, 2010, we merged with our wholly owned subsidiary and changed our name to Forza Environmental Technology, Inc. Our stock symbol remains “GUGO” and our CUSIP number is 34987E105.

On July 8, 2010, we issued an aggregate of 620,000 shares of our common stock in a private placement, raising gross proceeds of US$130,000, or US$0.20 per share. On July 29, 2010, we issued 280,000 shares of our common stock in a private placement, raising gross proceeds of US$70,000, or US$0.25 per share. On August 2, 2010, we issued 400,000 shares of our common stock in a private placement, raising gross proceeds of US$100,000, or US$0.25 per share. We issued all of the shares to one (1) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 4

On May 1, 2010, we entered into an executive employment agreement with Paul J. Artzer whereby Mr. Artzer will act as vice president of research development. Pursuant to the terms of the agreement, Mr. Artzer will grant our company the exclusive universal (worldwide) right to manufacture, market and distribute the Artzer Z-Panel, described below.

We intend to provide environmentally sound, energy-efficient materials for safe, sustainable shelter to disaster replacement housing projects around the world.

Paul Artzer invented and continues to improve the Artzer Z-Panel™, recognized around the world as the industry standard in structural concrete insulated panels. These panels are earthquake resistant, resistant to hurricane and cyclonic force winds, fire resistant, resistant to water and mold damage, and termite proof. In acquiring the exclusive rights to the Artzer Z-Panel™, Forza Environmental Building Products intends to position itself to become the leader in disaster replacement and resistant housing materials.

On April 29, 2010, Shaun Davis resigned as president, secretary, treasurer, chief executive officer, chief financial officer and as a director of our company. As a result of the resignation of Mr. Davis, we appointed Charles Thompson Slay as president, secretary, chief executive officer, chief financial officer and as a director of our company.

Our Current Business

We are a development stage company, as defined by Statement of Financial Accounting Standard “SFAS No.7 Accounting and Reporting for Development Stage Enterprises”. Our principal business is the development of markets for environmentally sound, energy-efficient materials for safe, sustainable shelter to disaster replacement housing projects around the world.

Principal Products

The Artzer Z-Panel system is a three-dimensional welded wire truss network, and an expanded polystyrene core, covered with cement render. The high resistant steel in the wire network, and the applied render provides exceptional reinforcement characteristics and high resistance to seismic and wind loads. The System is lightweight and reduces foundation requirements and provides insulation and results in energy savings.

The Artzer Z-Panel System provides a building solution that is 25% more energy efficient; has a significantly shorter construction completion time; and is pest resistant, earthquake resistant, and wind resistant up to 180 mph, flood and mold resistant buildings constructed with the Artzer Z Panel System have a lifespan significantly longer than comparative traditional stick building and the System presents greatly reduced Life Cycle Costs.

Markets

Our panels will be manufactured at plants located in the US and Mexico and will be shipped by truck or container ship to building sites.

Dependence on Major Customers

We do not have any customers, as of May 31, 2010.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

On May 1, 2010, we entered into an executive employment agreement with Paul J. Artzer whereby Mr. Artzer will act as vice president of research development. Pursuant to the terms of the agreement, Mr. Artzer will grant our company the exclusive universal (worldwide) right to manufacture, market and distribute the Artzer Z-Panel.

Government Controls and Regulations

The Artzer Z-Panel has been approve by the US and Mexican governments to meet the appropriate building codes. Other than these codes there are no special Government controls or regulations.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 5

Costs and Effects of Compliance with Environmental Laws

Research and Development

We have not incurred any research or development expenditures since our inception on May 26, 2006.

Number of Employees

As at May 31, 2010, we have four employees in California and two in Texas.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

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

We were incorporated on May 26, 2006 and have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception of development stage to May 31, 2010 is $28,049. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to market the Artzer Z-PanelTM
  our ability to generate revenues
  our ability to control production costs of the Artzer Z-PanelTM

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the startup of manufacturing and marketing programs. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 6

Trading in our common shares on the OTCQB exchange is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTCQB exchange. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

Item 2. Description of Property.

Our executive offices are located at 5927 Balfour Court, Suite 112, Carlsbad, CA 92008. Our CFO, Michael Lee, currently provides this space to our company at a rate of $1,700 per month and it is suitable for our purposes.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 7

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the NASD OTC Bulletin Board under the symbol “GUGO” from February 1, 2008 to present. The table below gives the high and low bid information for each fiscal quarter of trading and for the fiscal year ended May 31, 2010. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low
31 May 2010	$0.40	$0.21
28 February 2010	$0.205	$0.35
30 November 2009	$N/A	$N/A
31 August 2009	$0.022	$0.02
31 May 2009	$0.04	$0.02
28 February 2009	$N/A	$N/A
30 November 2008	$N/A	$N/A
31 August 2008	$0.55	$0.30
31 May 2008	$0.30	$0.10
29 February 2008	none	none

Holders of Record

There were 17 holders of record of our common stock as of August 25, 2010 according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include any estimate by our company of the number of beneficial owners of common stock held in street name. The transfer agent for our common stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

Dividends

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

Subsequent to the year ended May 31, 2010, we issued a total of 1,300,000 shares of our common stock for $300,000.

On August 23, 2006, Forza issued 19,000,000 shares of common stock at a price of $0.001 per share to its former President, Mr. Gurat.

On July 11, 2006, Forza issued 3,000,000 shares of common stock at a price of $0.001 per share to its former President, Mr. Gurat.

On November 30, 2007, we issued 17,000,000 shares of our common stock for $85,000.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 8

On July 8, 2010 our company issued 250,000 shares at $0.20 per share for proceeds of $50,000.

On July 8, 2010 our company issued 250,000 shares at $0.20 per share for proceeds of $50,000.

On July 8, 2010 our company issued 120,000 shares at $0.25 per share for proceeds of $30,000.

On July 29, 2010 our company issued 280,000 shares at $0.25 per share for proceeds of $70,000.

On August 2, 2010 our company issued 400,000 shares at $0.25 per share for proceeds of $100,000.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2010.

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

As of May 31, 2010, our company had spent $13,697 of the net proceeds on a helicopter-supported magnetic survey on the Gate 1 Claim. In addition, our company had also spent a total of $141,900 of the net proceeds on working capital, which included $60,900 on consulting fees, $16,400in legal fees, $39,500 on administration fees, $16,500 in audit fees, $3,400 on mineral title costs, $2,300 in tax preparation fees, and $2,900 in regulatory and filing fees.

The reason for the material change in the use of proceeds from what was described in our company’s Registration Statement was because our company’s consulting geological technician recommended the helicopter-supported magnetic survey on the

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 9

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

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

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Forza Environmental Building Products, Inc., unless otherwise indicated.

General Overview and Business Development over the Last Three Years

We were incorporated in the state of Nevada on May 26, 2006. On January 17, 2007, we acquired the Gate 1 Claim, a mineral claim in the Province of British Columbia. Until May 17, 2010 we were in the business mineral exploration. Significant amounts of mineralization were not found and we decided to change our business focus.

The cost of the Gate 1 Claim charged to operations by Forza was $1,000, which represented the cost to acquire the Gate 1 Claim via a property agreement with Kenneth Ralfs.

On May 18, 2010 we announced that we had acquired the worldwide exclusive rights to manufacture, market and distribute the Artzer Z-Panel building product. The panel will be used for housing projects around the world. Our company intends to provide environmentally sound, energy-efficient materials for safe, sustainable shelter to disaster replacement building projects.

We have not been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of our business.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 10

Results of Operations

Years Ended May 31, 2010 and 2009

Our operating results for the years ended May 31, 2010 and 2009 and the changes between those periods for the expenses are summarized as follows:

	Year Ended May 31 2010 $	Year Ended May 31, 2009 $	Change Between Year Ended May 31, 2010 and May 31, 2009 $
Administrative fees	3,500	Nil	3,500
Bank charges and interest	95	Nil	95
Consulting	7,313	Nil	7,313
Rent	1,700	Nil	1,700
Office	4,585	Nil	4,585
Wages and salaries	112,615	Nil	112,615
Professional fees	3,241	Nil	3,241
Discontinued operations	69,284	58,700	10,584
Net loss for the period	202,333	58,700	143,633

During the year ended May 31, 2010, our net loss increased by $143,633 an increase of 245% from $58,700 for the year ended May 31, 2009 to $202,333 for the year ended May 31, 2010.

The $143,633 increase in our net loss for the year ended May 31, 2010 was primarily caused by increases in consulting expenses, wages and salaries, office expenses and administrative fees. All of these expenses increased because similar expenses from the prior year were reclassified to discontinued operations. The above expenses represent expenses incurred in the last half of May for setting up our new project of manufacturing, marketing and distributing the Artzer Z-Panel.

The expenses listed under discontinued operations refer to expenses incurred while our focus was on the development of our Gate 1 mineral claim in Northern British Columbia.

Revenues

Over the next 12 months, we do not anticipate generating any significant revenue and we expect our operating losses to be approximately $700,000. We plan to develop our business to market the Artzer Z-Panel worldwide to areas that have been affected by natural disasters such as earthquakes, floods and hurricanes. We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our shares of common stock or that we will receive private advances.

Liquidity and Financial Condition

At May 31, 2010, we had a cash balance of $50,890 and negative cash flows from operations of $50,449. During the year ended May 31, 2010, we funded our operations with cash that we received from the sale of common stock and from advances from an unrelated party made in prior years.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 11

Cash Flows

		As at
		May 31,
		2010		2009

Net Cash (Used In) Operating Activities		$(50,449)		$(28,861)
Net Cash (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$100,000	$	Nil
Increase (Decrease) in Cash During the Period		$49,551		$(28,861)

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended May 31, 2010 was $50,449. We used cash primarily to cover our net loss of $202,333. This use of cash was offset primarily by increases in accounts payable of $24,976, advances payable of $18,075 and accrued administrative fees of $3,124.

Net cash used in operating activities during the year ended May 31, 2009 was $28,861. We used cash primarily to fund our net loss of $58,700. Cash was also used due to a reduction of accrued administrative fees of $1,799 and a reduction of accrued professional fees of $28. These uses were offset by increases in accounts payable of $10,359 and a collection of deposits receivable of $6,199 and an increase in advances payable of $15,108.

Net Cash Used in Investing Activities

We did not have any investing activities during the years ended May 31, 2010 and 2009.

Net Cash Provided By Financing Activities

During the year ended May 31, 2010, $100,000 cash was provided through the sale of 500,000 shares at $0.20 per share. During the year ended May 31, 2009 we did not have any financing activities.

Working Capital

	At	At
	May 31,	May 31,
	2010	2009
Current assets	$50,999	$1,443
Current liabilities	(85,825)	(38,936)
Working capital	$(34,826)	$(37,493)

Unproved Mineral Property

Gate 1 Claim

On December 15, 2006 we purchased the Gate 1 Claim near Atlin, British Columbia, Canada, comprising an area of 376.488 hectares for $1,000. The Gate 1 Claim is registered in the name of a former director and pursuant to a trust agreement is held in trust on our behalf.

At May 31, 2010, we had spent $21,058 on exploration work including a helicopter-supported magnetic survey on the Gate 1 Claim. On December 15, 2008, our company registered exploration work performed on its unproved mineral property with the Government of British Columbia, which allows our company to retain title to the claim until February 10, 2012.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 12

Exploration of the property did not find significant mineralization and the claim will be abandoned immediately.

Challenges and Risks

On May 31, 2010, we had cash of $50,890. We will proceed with the manufacturing and marketing of the Artzer Z-Panel and we will have to raise additional funds to cover the costs associated with manufacturing and of marketing the panel.

Over the next 12 months, we do not anticipate generating any significant revenue and we expect our operating losses to be approximately $700,000. If we require additional funds, we anticipate this additional funding will come from equity financing from the sale of our common stock, private loans or advances. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest. We do not have any financing arranged and cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or obtain private loans or advances to fund our manufacturing and marketing program. In the absence of such financing, our business will fail.

The start-up costs associated with manufacturing the Artzer Z-Panels will initially outpace the revenues received. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

  our ability to raise additional funding;
  our ability to find markets for the Artzer Z-Panel;
  Our ability to control the costs in production of the Artzer Z-Panel;

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

Other Trends, Events or Uncertainties that may Impact Results of Operations or Liquidity Trends, Events, and Uncertainties

The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity. If we are unable to raise cash, we may be required to cease our operations. Other than as discussed in this annual report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. Our company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to continue operations, confirmation of our company’s interests in the underlying properties, and the attainment of profitable operations. Our company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to manufacture and market the Artzer Z-Panels. Based upon current plans, our company expects to incur operating losses in future periods. At May 31, 2010, our company had an accumulated deficit of $355,076 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. There is no assurance that our company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should our company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 13

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contingencies and Commitments

We had no commitments or contingencies at May 31, 2010.

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

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, our company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At May 31, 2010 and May 31, 2009, our company did not have any cash equivalents.

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject our company to significant concentrations of credit risk consist principally of cash. At May 31, 2010 and May 31, 2009 our company had approximately $500 and $50, respectively in cash that was not insured. This cash is being held by our CFO. Our company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 14

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

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At May 31, 2010 and May 31, 2009, our company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

Asset Retirement Obligations

Accounting Standard 410 Asset Retirement and Environmental Obligations (AS 410) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, AS 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At May 31, 2010 and May 31, 2009, our company did not have any asset retirement obligations.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 15

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

At May 31, 2010, our company had issued 39,000,000 common shares and had no outstanding options or warrants.

Common Stock

On July 11, 2006 and August 23, 2006, the Company issued 3,000,000 and 19,000,000 common shares respectively, at $0.001 per share for cash of $22,000.

On November 30, 2007, the Company issued 17,000,000 common shares at $0.005 per share for cash of $85,000.

On May 1, 2010, the Company agreed to issue 500,000 common shares valued at $105,000 or $0.21 per share as part of an employment agreement. As of the date of these financials statements, these shares have not been issued.

On May 13, 2010, a deposit of $50,000 was received for 250,000 common shares subscribed for at $0.20 per share. On May 27, 2010, a deposit of $50,000 was received for 250,000 common shares subscribed for at $0.20 per share. On July 8, 2010 our company issued 250,000 shares for the deposit that was received on May 13, 2010.

On July 8, 2010 our company issued 250,000 shares for the deposit that was received on May 27, 2010. On July 8, 2010 our company issued 120,000 shares at $0.25 per share for proceeds of $30,000 On July 19, 2010 our company issued 280,000 shares at $0.25 per share for proceeds of $70,000 On August 2, 2010 our company issued 400,000 shares at $0.25 per share for proceeds of $100,000

Stock-Based Compensation

In December 2004 Accounting Standard 718, Compensation – Stock Compensation (AS 718) was brought into effect. AS 718 eliminates the option to use the intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide disclosure for this item.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 16

Item 8. Financial Statements and Supplementary Data.

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated September 14, 2010.

Audited Consolidated Balance Sheet as at May 31, 2010.

Audited Consolidated Statements of Operations for the year ended May 31, 2010 and for the year ended May 31, 2009.

Audited Consolidated Statements of Changes in Stockholders' Equity for the year ended May 31, 2010 and for the year ended May 31, 2009.

Audited Consolidated Statements of Cash Flows for the year ended May 31, 2010 and for the year ended May 31, 2009.

Notes to the Financial Statements.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 17

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009
AND THE PERIOD FROM MAY 18, 2010 (INCEPTION OF DEVELOPMENT STAGE) TO MAY 31, 2010

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 18

To the Board of Directors and
Stockholders of Forza Environmental Building Products, Inc.
(formerly Gurata Gold, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Forza Environmental Building Products, Inc. (formerly Gurata Gold, Inc.) (the Company), a Development Stage Company, as of May 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended May 31, 2010, and for the period from May 18, 2010 (inception of Development Stage) to May 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forza Environmental Building Products, Inc. (formerly Gurata Gold, Inc.) a Development Stage Company, as of May 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2010, and for the period from May 18, 2010 (inception of Development Stage) to May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah

September 14, 2010

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31,	May 31,
	2010	2009
ASSETS

Current assets:
Cash	$50,890	$1,339
Deposit receivable	109	104

Total assets	$50,999	$1,443

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$46,829	$21,853
Accrued administrative fees	5,000	1,876
Accrued professional fees	-	99
Advances payable	33,183	15,108
Due to related parties	813	-

Total liabilities	85,825	38,936

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock; authorized 75,000,000; $0.001 par value; 39,000,000 shares issued and outstanding at May 31, 2010 and 2009	39,000	39,000
Additional paid in capital	76,250	76,250
Common stock subscribed	205,000	-
Deficit accumulated during the exploration stage	(327,027)	(152,743)
Deficit accumulated during the development stage	(28,049)	-

Total stockholders' deficit	(134,826)	(37,493)

Total liabilities and stockholders' deficit	$50,999	$1,443

The accompanying notes are an integral part of these financial statements

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From May 18, 2010
			(Inception of
	Year Ended May 31,		Development Stage)
	2010	2009	to May 31, 2010

Operating Expenses:
Administrative fees	$3,500	$-	$3,500
Bank charges and interest	95	-	95
Consulting	7,313	-	7,313
Rent	1,700	-	1,700
Office	4,585	-	4,585
Wages and Salaries	112,615	-	7,615
Professional fees	3,241	-	3,241
Net loss from continuing operations	133,049	-	28,049

Discontinued operations	69,284	58,700	-

Net loss	$(202,333)	$(58,700)	$(28,049)

Net loss per share from continuing operations:
Basic and diluted	$(0.00)	$(0.00)

Net loss per share from discontinued operations:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	39,000,000	39,000,000

The accompanying notes are an integral part of these financial statements

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED May 31, 2010 AND 2009
AND THE PERIOD FROM MAY 31, 2008 TO May 31, 2010

					Deficit	Deficit
	Common Stock Issued				Accumulated	Accumulated
			Additional	Common	During the	During the
	Number of		Paid-in	Stock	Exploration	Development
	Shares	Amount	Capital	Subscribed	Stage	Stage	Total

Balance at May 31, 2008	39,000,000	$39,000	$76,250	$-	$(94,043)	$-	$21,207
Net loss for the Year ended May 31, 2009	-	-	-	-	(58,700)	-	(58,700)

Balance at May 31, 2009	39,000,000	39,000	76,250	-	(152,743)	-	(37,493)
500,000 shares to be issued, at $0.21 per share, per an employment agreement - May 1, 2010	-	-		105,000	-	-	105,000
Shares subscribed May 13, 2010	-	-		50,000	-	-	50,000
Shares subscribed May 27, 2010	-	-	-	50,000	-	-	50,000
Net loss for the Year ended May 31, 2010	-	-	-	-	(174,284)	(28,049)	(202,333)

Balance at May 31, 2010	39,000,000	$39,000	$76,250	$205,000	$(327,027)	$(28,049)	$(34,826)

The accompanying notes are an integral part of these financial statements

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From May 18,
			2010
			(Inception of
			Development
	Year Ended		Stage) to
	May 31, 2010	May 31, 2009	May 31, 2010

Cash flow from operating activities:
Net loss	$(202,333)	$(58,700)	$(28,049)

Adjustments to reconcile net low to net cash used in operating activities:
Compensation expense for shares to be issued under an employment agreement	105,000	-	-
Changes in operating assets and liabilities:
Deposit receivable	(5)		-
Accounts payable	7,880		7,880
Accrued administrative fees	(10,651)		(10,651)
Accrued professional fees	(99)		-
Advances payable	18,075		-
Due to related party	488		488
Deposit receivable related to discontinued operations		6,199
Accounts payable related to discontinued operations	17,096	10,359
Accrued administrative fees related to discontinued operations	13,775	(1,799)
Accrued professional fees related to discontinued operations		(28)
Advances payable related to discontinued operations		15,108
Due to related party related to discontinued operations	325
Net cash used in operating activities	(50,449)	(28,861)	(30,332)

Cash flows from investing activities:
Acquisition of mineral properties	-	-	-

Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Cash from subscription of common stock	100,000	-	50,000

Net cash provided by financing activities	100,000	-	50,000

Net increase (decrease) in cash during the period	49,551	(28,861)	19,668

Cash, beginning of period	1,339	30,200	31,222

Cash, end of period	$50,890	$1,339	$50,890

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC. )
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Forza Environmental Building Products, Inc. (“Forza”) was incorporated on May 26, 2006, under the laws of the State of Nevada. Until May 17, 2010, Forza’s principal business was the acquisition and exploration of mineral resources in northwestern British Columbia, Canada. On May 18, 2010 Forza announced a change in its direction to manufacture, market and distribute the Artzer Z-Panel building product. Accordingly, the Company exited the Exploration Stage and entered the Development Stage on that date. In these notes, the terms “Company”, “we”, “us” or “our” mean Forza.

Development Stage

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. The Company has not produced any revenues from its principal business and is a development stage company, and follows Accounting Standard 915 Development Stage Entities (AS 915), where applicable.

The Company is in the early development stage. In a development stage company, management devotes most of its time to conducting set up work and developing its business. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The Company’s continuation as a going concern and its ability to emerge from the development stage with any planned principal business activity is dependent upon the continued financial support of its shareholders and its ability to obtain the necessary equity financing and attain profitable operations.

Since the acquisition of the Artzer Z-Panel the Company has determined it will not continue to proceed with its exploration activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At May 31, 2010 and May 31, 2009, the Company did not have any cash equivalents

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. At May 31, 2010 and 2009 the Company had approximately $500 and $50, respectively in cash that was not insured. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Foreign Exchange Risk

The Company is subject to foreign exchange risk for transactions denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. The Company does not believe that it has any material risk due to foreign currency exchange.

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC. )
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

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

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC. )
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At May 31, 2010 and May 31, 2009, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

Asset Retirement Obligations

Accounting Standard 410 Asset Retirement and Environmental Obligations (AS 410) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, AS 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At May 31, 2010 and May 31, 2009, the Company did not have any asset retirement obligations.

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

At May 31, 2010, the Company had issued 39,000,000 common shares and had no outstanding options or warrants.

Stock-Based Compensation

In December 2004 Accounting Standard 718, Compensation – Stock Compensation (AS 718) was brought into effect. AS 718 eliminates the option to use the intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC. )
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to generate revenues from its manufacturing and distribution business and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. At May 31, 2010, the Company had an accumulated deficit of $355,076 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues to cover operating costs in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC. )
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company paid monthly rent for office space to our CFO of $1,700 starting in the month of May.

NOTE 5 - COMMON STOCK

On July 11, 2006 and August 23, 2006, the Company issued 3,000,000 and 19,000,000 common shares respectively, at $0.001 per share for cash of $22,000.

On November 30, 2007, the Company issued 17,000,000 common shares at $0.005 per share for cash of $85,000.

Common Stock Subscribed

On May 1, 2010, the Company agreed to issue 500,000 common shares valued at $105,000 or $0.21 per share as part of an employment agreement. The Company recorded the $105,000 as wages expense in these financial statements. As of the date of these financials statements, these shares have not been issued.

On May 13, 2010, a deposit of $50,000 was received for 250,000 common shares at $0.20 per share. (see note 8)

On May 27, 2010, a deposit of $50,000 was received for 250,000 common shares at $0.20 per share. (see note 8)

NOTE 6 - DISCONTINUED OPERATIONS

On May 17, 2010 the Company changed its focus from exploration of mineral properties, to manufacturing, marketing and distributing building products. The Company had the following losses from discontinued operations for the years ended May 31, 2009 and 2010.

Discontinued Operations:

	Year Ended May 31 2010	Year Ended May 31, 2009
Administrative fees	$6,125	$10,875
Bank charges and interest	328	179
Consulting	27,374	7,391
Exploration and development	Nil	1,716
Office	683	Nil
Wages and salaries	7,425	Nil
Professional fees	24,856	36,067
Regulatory expenses	2,493	2,472
Discontinued operations	$69,284	$58,700

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC. )
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 7 – INCOME TAXES

Income tax expense has not been recognized for the years ended May 31, 2010 and 2009 and no taxes were payable at May 31, 2010 or 2009, because the Company has incurred net operating losses (NOL’s) since its inception.

The Company’s net losses for the years ended May 31, 2010 and 2009, were:

2010	2009

$202,333	$58,700

$202,333	$58,700

At May 31, 2010 and 2009 the Company had the following deferred tax assets related to NOL’s. A 100% valuation allowance has been established as management believes it is more likely than not that the deferred tax assets will not be realized.

	2010	2009

Federal loss carryforwards	$120,726	$51,933

Less: valuation allowance	(120,726)	(51,933)

	$-	$-

The Company’s valuation allowance increased during 2010 and 2009 by $68,793 and $19,958 respectively.

The Company had the following NOL carryforwards at May 31:

2010	2009

$355,076	$152,743

$355,076	$152,743

The federal NOL’s begin to expire in 2026. The Company is a Nevada corporation and is not subject to state taxes.

NOTE 8 – SUBSEQUENT EVENTS

On July 8, 2010, 500,000 common shares were issued from deposits received in May 2010. (see note 6)

On July 8, 2010, 120,000 common shares were issued at $0.25 per share for cash of $30,000.

On July 19, 2010 the company changed its name to Forza Environmental Building Products, Inc.

On July 29, 2010, 280,000 common shares were issued at $0.25 per share for cash of $70,000.

On August 2, 2010, 400,000 common shares were issued at $0.25 per share for cash of $100,000.

The Company has evaluated subsequent events through September 14, 2010, which is the date the financial statements were issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Since inception on May 26, 2006, there were no disagreements with our accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304(b) of Regulation S-K that occurred within Forza’s two most recent fiscal years and the subsequent interim periods. Forza’s Independent Registered Public Accounting Firm from inception to the current date is Madsen & Associates CPA’s, Inc., 684 East Vine Street, #3, Murray, Utah, 84107.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer (our principal executive officer and our principal financial officer and our principal accounting officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer (our principal executive officer and our principal financial officer and our principal accounting officer), to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was accumulated or communicated to management to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our company’s internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified significant deficiencies in internal control over financial reporting.

The matters involving internal controls and procedures that management considered to be significant deficiencies under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned significant deficiencies were identified by our Chief Financial Officer in connection with the audit of its financial statements as of May 31, 2010 and these matters were communicated to its management.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 30

As a result of the significant deficiencies in internal control over financial reporting described above, management has concluded that, as of May 31, 2010, Forza’s internal control over financial reporting were not effective based on the criteria in

Internal Control – Integrated Framework issued by COSO.

The COO and CFO believes the deficiencies in internal control are mitigated by the limited number of transactions each year and the engagement of an outside public accounting firm to assist us with period end financial disclosure and reporting processes and the preparation of financial statements. As such, our COO and CFO does not believe the deficiencies have a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report or that the deficiencies constitute a material weakness such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or deterred on a timely basis.

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

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following immaterial weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our company if personnel turn-over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues our company may encounter in the future.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 31

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Charles Thompson Slay	President, COO, Corporate Secretary and Director	64	April 29, 2010
Paul Artzer	Vice President of Research and Development	72	May 1, 2010
Michael Lee	Chief Financial Officer	52	May 10, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Charles Thompson Slay - President, COO, Corporate Secretary and Director

Mr. Slay is an international construction executive with over thirty years experience in corporate management, new business partnerships and organizational expansions in the United States and various foreign countries.

Mr. Slay was International Operations Manager for Ryland Trading, Ltd., a division of The Ryland Group, where he initiated joint ventures and introduced panelized system building on a global scale. He was Vice President of Construction Operations for Port Liberte, a $900,000,000 development in the shadow of the Statue of Liberty. As the Director General of Construction Project Management Oversight, SA., Mr. Slay acted as country manager for Wheeling International, Fuller International Development, and American Homes, SA de CV in Mexico.

Mr. Slay served as Vice President of the US/Mexico Chamber of Commerce and is involved in various civic organizations.

Michael Lee, Chief Financial Officer

Starting with Bell Atlantic Corporation as an audit manager in 1990, Michael Lee rose swiftly through the ranks to Controller, Financial Operations Manager, and finally Chief Financial Officer of the National Telecommunications Alliance for the seven Regional Bell Operating Companies in 1996. Along the way, he administered employee benefits; was responsible for the budgeting and implementation of all accounting methods, procedures and systems for the new Bell Atlantic Long Distance Telephone subsidiary; and developed banking and investor relationships. Mike was with the company from revenues of $0.00 until the sale of the NTA to SAIC for $700 Million. Subsequently, as Vice President of Finance for e.spire Communications, Michael oversaw three private placements and a secondary equity offering with Goldman Sachs. He managed all SEC and IRS reporting and filings for the company. Mike left Virginia in 2002 to start his own CPA firm in Carlsbad, California after a period as Chief Financial Officer for Software AG where he revamped the financial systems and oversaw the financial structuring of three software company mergers totalling $28,000,000.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 32

Mike received his M. S., Taxation and a B. S., in Accounting and Business, from the University of Baltimore. He is a certified Public Accountant in Maryland and California and received his Employee Benefits Certification from the Wharton School of Business, University of Pennsylvania.

Michael Lee is an experienced Chief Financial Officer with a record of success in strategic financial planning/forecasting, business development, equity and debt offerings, venture capital, mergers and acquisitions, road shows, operations, construction, cost reduction, financial analysis, regulatory compliance, and reporting, and auditing.

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Forza to become directors or executive officers.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 33

Audit Committee

Currently our audit committee consists of our entire board of directors.

During fiscal 2010 there were no meetings held by this committee. The business of the audit committee was conducted though resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

As of May 31, 2010, our company did not have a written audit committee charter or similar document.

Code of Ethics

We have adopted a financial code of ethics that applies to all of our executive officers and employees, including our COO and CFO.

As adopted, financial code of ethics sets forth written standards that are designed to deter wrongdoing and to promote:

  honesty and integrity, avoiding actual or apparent conflicts of interest in personal and professional relationships.

  information that is accurate, complete, objective, relevant, timely and understandable to ensure full, fair, accurate, timely, and understandable disclosure in the reports and documents that FORZA files with, or submits to, government agencies and in other public communications.

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

  responsible use of, and control over, all FORZA assets and resources employed by, or entrusted to yourself, and your department.

  full and active support and cooperation of FORZA's Officers, Sr. Staff, and all employees in the adherence to this Financial Code of Ethics.

  prompt reporting to the COO or CFO any conduct believed to be in violation of law or business ethics or in violation of any provision of this Code of Ethics, including any transaction or relationship that reasonably could be expected to give rise to such a conflict. Further, to promptly report to the Chair of FORZA's Board of Directors such conduct if by the COO or CFO or if they fail to correct such conduct by others in a reasonable period of time.

We undertake to provide any person with a copy of its financial code of ethics free of charge. Please contact Michael Lee at 706-931-6789 to request a copy of our code of ethics.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 34

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2010 and 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles T. Slay(1) President, COO, and Secretary	2010 2009	NIL N/A	NIL N/A	NIL N/A	NIL N/A	NIL N/A	NIL N/A	12,000 N/A	12,000 N/A
Michael Lee (2) CFO	2010 2009	NIL N/A	NIL N/A	NIL N/A	NIL N/A	NIL N/A	NIL N/A	3,000 N/A	3,000 N/A
Paul Artzer (4) VP Research and Development	2010 2009	NIL N/A	NIL N/A	105,000 N/A	NIL N/A	NIL N/A	NIL N/A	6,000 N/A	111,000 N/A
Shaun P. Davis(5) Former President, CEO, CFO, and Secretary	2010 2009	2010 2009	NIL N/A	NIL N/A	NIL N/A	NIL N/A	NIL N/A	1,148 4,000	1,148 4,000
Filberto Gurat(6) Former President, CEO and CFO	2010 2009	NIL N/A	NIL N/A	NIL N/A	NIL N/A	NIL N/A	NIL N/A	NIL N/A	NIL N/A

1.	Mr. Slay was appointed president, chief operating officer and Chief Financial Officer on April 29, 2010, he resigned as Chief Financial Officer on May 10, 2010.

2.	Michael Lee was appointed chief financial officer on May 10, 2010.

3.	Paul Artzer was appointed vice president of research and development on May 1, 2010.

4.

Mr. Davis was appointed president and chief executive officer on August 7, 2008 and as chief financial officer, treasurer and secretary on September 11, 2008. Mr. Davis resigned as chief financial officer, treasurer and secretary on April 29, 2010.

5.

Mr. Gurat was appointed president, chief executive officer and chief financial officer on. Mr. Gurat resigned as president and chief financial officer on August 7, 2008 and as chief financial officer on September 11, 2008.

2010 Grants of Plan-Based Awards

No equity or non-equity awards were granted to the named executives in 2010.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended May 31, 2010.

Option Exercises

During our Fiscal year ended May 31, 2010 there were no options exercised by our named officers.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 35

Compensation of Directors

Other than as set out below, we have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

On May 1, 2010, we entered into an executive employment agreement with Paul J. Artzer whereby Mr. Artzer will act as vice president of research development. Pursuant to the terms of this agreement, Mr. Artzer will receive 500,000 restricted shares of common stock and an annual base salary of $72,000.

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

a)	Security Ownership of Certain Beneficial Owners (more than 5%)

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Thomas Macgavok Long P.O. Box 134 Claremont, VA 23899	11,000,000 common stock	27.3%
Charles Thompson Slay Sofia Camarena de Jimenez #35 Cabercera Municipal, Zapopan, Jalisco, Mexico	11,000,000 common stock	27.3%

b)	Security Ownership of Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Charles Thompson Slay Sofia Camarena de Jimenez #35 Cabercera Municipal, Zapopan, Jalisco, Mexico	11,000,000 common stock	27.3%
Paul Artzer(2) 415 Honeycomb Circle Driftwood, TX 78619	500,000 common stock	1.2%
Michael Lee 5927 Balfour Court, Suite 112 Carlsbad, CA 92008	Nil	0.0%
Directors and Executive Officers as a Group(1)	11,500,000 common stock	28.5%

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 36

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 30, 2010. As of August 30, 2010, there were 40,300,000 shares of our Company’s common stock issued and outstanding.

(2)	As of the date of this annual report, these shares have not yet been issued.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director independence

We currently act with one (1) director, consisting of Charles Thompson Slay. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

The promoters of our company are our directors and officers.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 37

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2010 and for fiscal year ended May 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, including tax return preparation and tax compliance for these fiscal periods were as follows:

	Year Ended
	May 31, 2010 $	May 31, 2009 $
Audit Fees	13,000	12,000
Audit Related Fees	Nil	Nil
Tax Fees	675	1,350
All Other Fees	Nil	Nil
Total	13,675	13,350

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

Item 15. Exhibits, Financial Statements Schedules.

(a)	Financial Statements

	(1)	Financial statements for our Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 38

(b)	Exhibits

Exhibit	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).

3.2	By-Laws (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 3, 2010).

(10)	Material Contracts

10.1

Property agreement dated December 15, 2006 between Kenneth Ralfs and Feliberto Gurat as Trustee for Forza (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).

10.2	Trust agreement dated January 17, 2007 (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).

10.3	Executive Employment Agreement dated May 1, 2010 between Paul J. Artzer (incorporated by reference from our Current Report on Form 8-K filed on June 24, 2010).

10.4*	Agreement and Plan of Merger dated July 12, 2010.

(14)	Code of Ethics

14	Financial Code of Ethics (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).

(31)	Section 302 Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Charles Thompson Slay.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Michael Lee.

(32)	Section 906 Certification

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Charles Thompson Slay.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Michael Lee.

*filed herewith

Forza Environmental Building Products, Inc.	Form 10-K - 2010	Page 39

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(Registrant)

Dated: September 14, 2010	/s/ Charles Thompson Slay
Charles Thompson Slay
President, Secretary and director
(Principal Executive Officer)

Dated: September 14, 2010	/s/ Michael Lee
Michael Lee
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 14, 2010	/s/ Charles Thompson Slay
Charles Thompson Slay
President, Secretary and director
(Principal Executive Officer)