Form 10-Q
period 2010-08-31
FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
filed 2010-10-20
CIK 1393284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010
or

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

706.931.6789
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[  ] YES    [X] NO

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
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 40,300,000 common shares issued and outstanding as of October 18, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended August 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(UNAUDITED)
	August 31,	May 31,
	2010	2010

ASSETS

Current assets:
Cash	$63,288	$50,890
Deposit receivable	711	109
Due from related party	867	-
Prepaids	160	-

Total current assets	65,026	50,999

Construction in progress	24,000	-

Total assets	$89,026	$50,999

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$37,407	$46,829
Accrued liabilities	9,000	5,000
Advances payable	35,003	33,183
Due to related parties	539	813

Total current liabilities	81,949	85,825

Total liabilities	81,949	85,825

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock; authorized 75,000,000; $0.001 par value; 40,300,000 and 39,000,000 shares issued and outstanding at August 31, 2010 and May 31, 2010	40,300	39,000
Additional paid in capital	374,950	76,250
Common stock subscribed	105,000	205,000
Deficit accumulated during the exploration stage	(327,027)	(327,027)
Deficit accumulated during the development stage	(186,146)	(28,049)

Total stockholders' deficit	7,077	(34,826)

Total liabilities and stockholders' deficit	$89,026	$50,999

The accompanying notes are an integral part of these interim financial statements

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		From May 18,
	Ended August 31,		2010 (Inception
			of development
			stage) to August
	2010	2009	31, 2010

Operating Expenses:
Administrative fees	$3,000	$-	$6,500
Bank charges and interest	547	-	642
Consulting	49,915	-	57,228
Entertainment	149	-	149
Office	9,374	-	13,959
Professional fees	7,328	-	10,569
Regulatory	1,727	-	1,727
Rent	5,100	-	6,800
Repairs & Maintenance	855	-	855
Travel	1,677	-	1,677
Wages and Salaries	78,425	-	86,040

Net loss before discontinued operations	158,097	-	186,146

Discontinued operations	-	11,289	-

Net loss for the period	$(158,097)	$(11,289)	$(186,146)

Net loss per share from continuing operations:
Basic and diluted	$(0.00)	$(0.00)

Net loss per share from discontinued operations:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	39,342,391	39,000,000

The accompanying notes are an integral part of these interim financial statements

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From May 18,
			2010
			(Inception of
			Development
	Three Months Ended		Stage) to
	August 31, 2010	August 31, 2009	August 31, 2010

Cash flow from operating activities:
Net loss	$(158,097)	$(11,289)	$(186,146)

Changes in operating assets and liabilities:
Deposit receivable	(602)	-	(602)
Due from related party	(867)	-	(867)
Prepaids	(160)	-	(160)
Accounts payable	(9,422)	-	(1,542)
Accrued administrative fees	4,000	-	(6,651)
Advances payable	1,820	-	1,820
Due to related party	(274)	-	214
Accounts payable related to discontinued operations	-	8,175	-
Accrued administrative fees related to discontinued operations	-	3,124	-
Accrued professional fees related to discontinued operations	-	(99)	-
Net cash used in operating activities	(163,602)	(89)	(193,934)

Cash flows from investing activities:
	-	-	-

Cash flows from investing activities:
Payments for construction in progress	(24,000)	-	(24,000)
Net cash used in investing activities	(24,000)	-	(24,000)

Cash flows from financing activities:
Cash from subscription of common stock	200,000	-	250,000
Net cash provided by financing activities	200,000	-	250,000

Net increase (decrease) in cash during the period	12,398	(89)	32,066

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From May 18, 2010
			(Inception of
			Development Stage)
	Three Months Ended		to
	August 31, 2010	August 31, 2009	August 31, 2010
Cash, beginning of period	50,890	1,339	31,222

Cash, end of period	$63,288	$1,250	$63,288

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non cash items:
Common shares subscribed	$(100,000)	-	$(100,000)
Common shares issued	$100,000	-	$100,000

The accompanying notes are an integral part of these interim financial statements

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC. )
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

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

Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included on Form 10-K of Forza Environmental Building Products, Inc. for the year ended May 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature. Operating results for the three months ended August 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2010, included in the Company’s annual report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At August 31, 2010 and May 31, 2010, the Company did not have any cash equivalents.

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC. )
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. At August 31, 2010 and May 31, 2010 the Company had approximately $500 in cash that was not insured. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

The Company’s financial instruments include cash, accounts payable, accrued administrative fees, professional fees and advances payable. The fair value of these financial instruments approximate their carrying values due to their short maturities.

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC. )
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

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

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At August 31, 2010 and May 31, 2010, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

Asset Retirement Obligations

Accounting Standard 410 Asset Retirement and Environmental Obligations (AS 410) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, AS 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At August 31, 2010 and May 31, 2010, the Company did not have any asset retirement obligations.

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC. )
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At August 31, 2010, the Company had issued 40,300,000 common shares and had no outstanding options or warrants.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to generate revenues from its manufacturing and distribution business and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. At August 31, 2010, the Company had an accumulated deficit of $513,173 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues to cover operating costs in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC. )
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 4 – CONSTRUCTION IN PROGRESS

The Company has made payments of $24,000 for welding process machinery, which has not been placed in service as of August 31, 2010 (see note 5). The payments are related to an asset purchase agreement the Company has executed with a related party (the related party is a Company controlled by an officer of the Company).

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company paid monthly rent for office space to our CFO of $1,700 starting in the month of May.

See Note 4 for payments made for welding process machinery to a related party.

NOTE 6 - COMMON STOCK

On July 11, 2006 and August 23, 2006, the Company issued 3,000,000 and 19,000,000 common shares respectively, at $0.001 per share for cash of $22,000.

On November 30, 2007, the Company issued 17,000,000 common shares at $0.005 per share for cash of $85,000.

On July 8, 2010 500,000 common shares at $0.20 per share were issued for deposits received in May, 2010.

On July 8, 2010, 120,000 common shares were issued at $0.25 per share for cash of $30,000. On July 29, 2010, 280,000 common shares were issued at $0.25 per share for cash of $70,000. On August 2, 2010, 400,000 common shares were issued at $0.25 per share for cash of $100,000.

Common Stock Subscribed

On May 1, 2010, the Company agreed to issue 500,000 common shares valued at $105,000 or $0.21 per share as part of an employment agreement. The Company recorded the $105,000 as wages expense in the May 31, 2010 financial statements. As of the date of these financials statements, these shares have not been issued.

NOTE 7 - DISCONTINUED OPERATIONS

On May 17, 2010 the Company changed its focus from exploration of mineral properties, to manufacturing, marketing and distributing building products. The Company had the following losses from discontinued operations for the three months ended August 31, 2009 and 2010.

Discontinued Operations:

	Three Months Ended August 31 2010	Three Months Ended August 31, 2009
Administrative fees	$ Nil	3,125
Bank charges and interest	Nil	88
Professional fees	Nil	8,076
Discontinued operations	$ Nil	$11,289

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC. )
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 8 – SUBSEQUENT EVENTS

We have evaluated subsequent events through October 13, 2010, which is the date the financial statements were issued.

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

On January 17, 2007, we acquired the Gate 1 Claim, a mineral claim in the Province of British Columbia. After exploring the claim management of our company decided to change the focus of our company.

As of May 18, 2010, we changed our business to provide environmentally sound, energy-efficient materials for safe, sustainable shelter to disaster replacement housing projects around the world.

We will be immediately pursuing contractual relationships in disaster affected areas around the globe. Our immediate focus is marketing our product to the Gulf Coast Rebuilding Project in Louisiana; we hope to play an integral part in the rebuilding effort as a result of Katrina. We will also be pursuing a contractual relationship in Haiti hoping to provide the materials that will help rebuild Haiti as a result of the recent earthquake. Investors must keep in mind that these are forward looking statements and contracts may never come to fruition.

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

Results of Operations

Three months Ended August 31, 2010 and 2009

Our operating results for the three months ended August 31, 2010 and 2009 and the changes between those periods for the expenses are summarized as follows:

	Three months ended August 31, 2010 $	Three months ended August 31, 2009 $	Change Between Three months ended August 31, 2010 and August 31, 2009 $
Administrative fees	3,000	Nil	3,000
Bank charges and interest	547	Nil	547
Consulting	49,915	Nil	49,915
Entertainment	149	Nil	149
Office	9,374	Nil	9,374
Professional fees	7,328	Nil	7,328
Regulatory	1,727	Nil	1,727
Rent	5,100	Nil	5,100
Repairs and Maintenance	855	Nil	855
Travel	1,677	Nil	1,677
Wages and salaries	78,425	Nil	78,425
Discontinued operations	Nil	11,289	(11,289)
Net loss for the period	$(158,097)	$(11,289)	$146,808

During the three months ended August 31, 2010, our net loss increased by $146,808 an increase of 1,300% from $11,289 for the three months ended August 31, 2009 to $158,097 for the three months ended August 31, 2010.

The $146,808 increase in our net loss for the three months ended August 31, 2010 was primarily caused by the change in direction of our business. There were increases in consulting expenses office expenses, professional fees, regulatory fees, rent, repairs and maintenance, travel and wages and salaries,. All of these expenses increased in conjunction with setting up our new project of manufacturing, marketing and distributing the Artzer Z-Panel.

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

Liquidity and Financial Condition

At August 31, 2010, we had a cash balance of $63,288 and negative cash flows from operations of $163,602. During the three months ended August 31, 2010, we funded our operations with cash that we received from the sale of common stock and from advances from an unrelated party.

Cash Flows

	As at
	August 31,
	2010		2009

Net Used In Operating Activities	$(163,602)		$(89)
Net Cash Used In Investing Activities	$(24,000)	$	Nil
Net Cash Provided by Financing Activities	$200,000	$	Nil
Increase (Decrease) in Cash During the Period	$12,398		$(89)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended August 31, 2010 was $163,602. We used cash primarily to cover our net loss of $158,097 and to cover a decrease in accounts payable of $9,422. This use of cash was offset primarily by an increase in accrued liabilities of $4,000 and a decrease in advances payable of $1,840.

Net cash used in operating activities during the three months ended August 31, 2009 was $89. We used cash primarily to fund our net loss related to discontinued operations of $11,289. Cash was also used due to a reduction of accrued professional fees related to discontinued operations of $99. These uses were offset by increases in accounts payable related to discontinued operations of $8,175 and accrued administrative fees related to discontinued operations of $3,124.

Net Cash Used in Investing Activities

During the three months ended August 31, 2010 we spent $24,000 on construction in progress with respect to the installation of a panel welding machine.

We did not have any investing activities during the three months ended August 31, 2009.

Net Cash Provided By Financing Activities

During the three months ended August 31, 2010, $200,000 cash was provided through the sale of 800,000 shares at $0.25 per share.

During the three months ended August 31, 2009 we did not have any financing activities.

Working Capital

	At	At
	August 31,	May 31,
	2010	2010
Current assets	$65,026	$50,999
Current liabilities	(81,949)	(85,825)
Working capital	$(16,923)	$(34,826)

Unproved Mineral Property

Gate 1 Claim

On December 15, 2006 we purchased the Gate 1 Claim near Atlin, British Columbia, Canada, comprising an area of 376.488 hectares for $1,000. The Gate 1 Claim is registered in the name of a former director and pursuant to a trust agreement is held in trust on our behalf.

At August 31, 2010, we had spent $21,058 on exploration work including a helicopter-supported magnetic survey on the Gate 1 Claim. On December 15, 2008, our company registered exploration work performed on its unproved mineral property with the Government of British Columbia, which allows our company to retain title to the claim until February 10, 2012.

Exploration of the property did not find significant mineralization and the claim was abandoned.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. Our company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to continue operations, confirmation of our company’s interests in the underlying properties, and the attainment of profitable operations. Our company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to manufacture and market the Artzer Z-Panels. Based upon current plans, our company expects to incur operating losses in future periods. At August 31, 2010, our company had an accumulated deficit of $513,173 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. There is no assurance that our company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should our company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contingencies and Commitments

We had no commitments or contingencies at August 31, 2010.

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

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, our company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At August 31, 2010 and May 31, 2009, our company did not have any cash equivalents.

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject our company to significant concentrations of credit risk consist principally of cash. At August 31, 2010 and May 31, 2009 our company had approximately $500 in cash that was not insured. This cash is being held by our CFO. Our company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At August 31, 2010 and May 31, 2010, our company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

Stock-Based Compensation

In December 2004 Accounting Standard 718, Compensation – Stock Compensation (AS 718) was brought into effect. AS 718 eliminates the option to use the intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

Asset Retirement Obligations

Accounting Standard 410 Asset Retirement and Environmental Obligations (AS 410) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, AS 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At August 31, 2010 and May 31, 2009, our company did not have any asset retirement obligations.

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

At August 31, 2010, our company had issued 40,300,000 common shares and had no outstanding options or warrants.

Recently Issued Accounting Standards

We do not expect the adoption of any new accounting pronouncements to have a material impact on our financial statements.

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of August 31, 2010, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on May 26, 2006 and have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception of development stage to August 31, 2010 is $513,173 Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

10.2	Trust agreement dated January 17, 2007 (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).

10.3	Executive Employment Agreement dated May 1, 2010 between Paul J. Artzer (incorporated by reference from our Current Report on Form 8-K filed on June 24, 2010).

10.4	Agreement and Plan of Merger dated July 12, 2010. (incorporated by reference from our Annual Report on Form 10-K filed on September 14, 2010)

Exhibit	Description

10.5	Letter of Intent with MALAMA Composites, LLC, dated September 15, 2010 (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2010)

(14)	Code of Ethics

14	Financial Code of Ethics (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).

(31)	Section 302 Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Charles Thompson Slay.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Michael Lee.

(32)	Section 906 Certification

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Charles Thompson Slay.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Michael Lee.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(Registrant)

Dated: October 19, 2010	/s/ Charles Thompson Slay
Charles Thompson Slay
President, Secretary and director
(Principal Executive Officer)

Dated: October 19, 2010	/s/ Michael Lee
Michael Lee
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)