Form 10-Q
period 2010-11-30
FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
filed 2011-01-14
CIK 1393284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________to _________________________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 40,300,000 common shares issued and outstanding as of January 14, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended November 30, 2010, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(UNAUDITED)
	November 30,	May 31,
	2010	2010

ASSETS

Current assets:
Cash	$443	$50,890
Accounts receivable	-	109
Inventory	33,000	-
Prepaids	7,219	-

Total current assets	40,662	50,999

Construction in progress	23,359	-

Total assets	$64,021	$50,999

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$69,178	$46,829
Accrued liabilities	21,500	5,000
Advances payable	38,522	33,183
Due to related parties	17,666	813

Total current liabilities	146,866	85,825

Total liabilities	146,866	85,825

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock; authorized 75,000,000; $0.001 par value; 40,300,000 and 39,000,000 shares issued and outstanding at November 30, 2010 and May 31, 2010	40,300	39,000
Additional paid in capital	374,950	76,250
Common stock subscribed	192,000	205,000
Deficit accumulated during the exploration stage	(327,027)	(327,027)
Deficit accumulated during the development stage	(363,068)	(28,049)

Total stockholders' deficit	(82,845)	(34,826)

Total liabilities and stockholders' deficit	$64,021	$50,999

The accompanying notes are an integral part of these interim financial statements

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months		Six Months		From May 18,
	Ended November 30,		Ended November 30,		2010 (Inception
					of development
					stage) to
					November 30,
	2010	2009	2010	2009	2010

Operating Expenses:
Administrative fees	$17,000	$-	$20,000	$-	$23,500
Bank charges and interest	612	-	1,159	-	1,254
Consulting	46,001	-	95,916	-	103,229
Entertainment	1,010	-	1,159	-	1,159
Office	6,390	-	15,764	-	20,349
Professional fees	20,901	-	28,229	-	31,470
Regulatory	1,965	-	3,692	-	3,692
Rent	5,100	-	10,200	-	11,900
Repairs and maintenance	-	-	855	-	855
Travel	7,488	-	9,165	-	9,165
Wages and salaries	70,455	-	148,880	-	156,495

Net loss before discontinued operations	176,922	-	335,019	-	363,068

Discontinued operations	-	5,879	-	17,168	-

Net loss for the period	$(176,922)	$(5,879)	$(335,019)	$(17,168)	$(363,068)

Net loss per share from continuing operations:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Net loss per share from discontinued operations:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	40,300,000	39,000,000	40,056,066	39,000,000

The accompanying notes are an integral part of these interim financial statements

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From May 18,
			2010
			(Inception of
			Development
	Six Months Ended		Stage) to
	November 30,	November 30,	November 30,
	2010	2009	2010

Cash flow from operating activities:
Net loss	$(335,019)	$(17,168)	$(363,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	-	-

Changes in operating assets and liabilities:
Accounts receivable	109	(4)	109
Prepaids	(7,219)	-	(7,219)
Inventory	(33,000)		(33,000)
Accounts payable	22,349	-	30,229
Accrued liabilities	13,000	-	2,349
Accrued professional fees	3,500	-	3,500
Advances payable	5,339	-	5,339
Due to related party	16,853	-	17,341
Accounts payable related to discontinued operations	-	15,490	-
Accrued administrative fees related to discontinued operations	-	1,630	-
Accrued professional fees related to discontinued operations	-	(99)	-
Net cash used in operating activities	(314,088)	(151)	(344,420)

Cash flows from investing activities:
Payments for construction in progress	(23,359)		(23,359)
Net cash used in investing activities	(23,359)	-	(23,359)

Cash flows from financing activities:
Cash from issuance of common stock	200,000	-	250,000
Cash from subscription of common stock	87,000	-	87,000
Net cash provided by financing activities	287,000	-	337,000

Net decrease in cash during the period	(50,447)	(151)	(30,779)

Cash, beginning of period	50,890	1,339	31,222

Cash, end of period	$443	$1,188	$443

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non cash items:
Common shares subscribed	$(100,000)	$-	$(100,000)
Common shares issued	$100,000	$-	$100,000

The accompanying notes are an integral part of these interim financial statements

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

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

Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included on Form 10-K of Forza Environmental Building Products, Inc. for the year ended May 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature. Operating results for the three and six months ended November 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2010, included in the Company’s annual report on Form 10-K.

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At November 30, 2010 and May 31, 2010, the Company did not have any cash equivalents.

Financial Instruments

          Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. At November 30, 2010 and May 31, 2010 the Company had $1 and $500, respectively, in cash that was not insured. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

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
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

The Company’s financial statements are based on a number of estimates, including accruals for estimated administrative and professional fees.

Inventory

Inventory consists of finished goods and is valued at the lower of cost determined by a first-in, fist-out basis, and net realizable value.

Revenue Recognition

The Company recognizes revenue from product sales or services rendered when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that result from transactions and economic events from non-owner sources. At November 30, 2010 and May 31, 2010, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

Asset Retirement Obligations

Accounting Standard 410 Asset Retirement and Environmental Obligations (AS 410) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, AS 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At November 30, 2010 and May 31, 2010, the Company did not have any asset retirement obligations.

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

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

At November 30, 2010, the Company had issued 40,300,000 common shares and had no outstanding options or warrants.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to generate revenues from its manufacturing and distribution business and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. At November 30, 2010, the Company had an accumulated deficit of $690,095 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues to cover operating costs in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 – CONSTRUCTION IN PROGRESS

The Company has made payments of $23,359 for welding process machinery, which has not been placed in service as of November 30, 2010. The payments are related to an asset purchase agreement the Company has executed with a related party (the related party is a Company controlled by an officer of the Company).

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 5 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties:

	November 30,	May 31,
	2010	2010
Due to the President of the Company (b)	$4,891	$325
Due to the CFO of the Company (c)	7,486	488
Due to a relative of a major shareholder	5,289	Nil
Total due to related parties (a)	$17,666	$813

(a) Amounts due to related parties are unsecured, bear no interest and are due on demand.
(b) During the six months ended November 30, 2010, the Company paid the President $27,000 for consulting services he provided.
(c) During the six months ended November 30, 2010, the Company paid the CFO of the Company $7,800 for consulting services he provided.

NOTE 6 - COMMON STOCK

On July 8, 2010, 500,000 common shares at $0.20 per share were issued for deposits received in May, 2010.

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

On October 10, 2010, the Company received a deposit of $49,000 for 245,000 shares at $0.20. As of the date of these financial statements, these shares have not been issued.

On November 9, 2010, the Company received a deposit of $38,000 for 190,000 shares at $0.20. As of the date of these financial statements, these shares have not been issued.

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 7 - DISCONTINUED OPERATIONS

On May 17, 2010 the Company changed its focus from exploration of mineral properties, to manufacturing, marketing and distributing building products. The Company had the following losses from discontinued operations for the three and six months ended November 30, 2009 and 2010.

Discontinued Operations:

	Three months Ended November 30, 2010	Three months Ended November 30, 2009	Six months Ended November 30, 2010	Six months Ended November 30, 2009
Administrative fees	$ Nil	1,500	$ Nil	4,625
Bank charges and interest	Nil	63	Nil	151
Professional fees	Nil	3,811	Nil	11,887
Regulatory	Nil	505	Nil	505
Discontinued operations	$ Nil	$5,879	$ Nil	$ 17,168

NOTE 8 – SUBSEQUENT EVENTS

On December 15, 2010 the Company shipped the first order of Artzer Z-Panels, pursuant to the Agreement to Purchase that was entered into on November 27, 2010. The sale included 200 panels at agreed upon price of $50 per panel, for a total of $10,000.

On December 22, 2010, the Company received a deposit of $18,000 for 90,000 shares at $0.20. As of the date of the filing of these financials statements, these shares have not been issued.

On December 3, 2010, the Company agreed to issue 2,250,000 common shares valued at $540,000 or $0.24 per share as part of an employment agreement. As of the date of filing of these financials statements, these shares have not been issued.

We have evaluated subsequent events through January 14, 2011, which is the date the financial statements were issued.

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

This discussion and analysis should be read in conjunction with our interim unaudited financial statements and related notes included in this Form 10-Q and the audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Forza Environmental Building Products, Inc., unless otherwise indicated.

General Overview and Business Development over the Last Three Years

We were incorporated in the state of Nevada on May 26, 2006. On January 17, 2007, we acquired the Gate 1 Claim, a mineral claim in the Province of British Columbia. Until May 17, 2010 we were in the business of mineral exploration. Significant amounts of mineralization were not found and we decided to change our business focus.

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

Results of Operations

Three months Ended November 30, 2010 and 2009

Our operating results for the three months ended November 30, 2010 and 2009 and the changes between those periods for the expenses are summarized as follows:

	Three months ended November 30, 2010 $	Three months ended November 30, 2009 $	Change between three months ended November 30, 2010 and November 30, 2009 $
Administrative fees	$ 17,000	$ Nil	$ 17,000
Bank charges and interest	612	Nil	612
Consulting	46,001	Nil	46,001
Entertainment	1,010	Nil	1,010
Office	6,390	Nil	6,390
Professional fees	20,901	Nil	20,901
Regulatory	1,965	Nil	1,965
Rent	5,100	Nil	5,100
Repairs and maintenance	Nil	Nil	Nil
Travel	7,488	Nil	7,488
Wages and salaries	70,455	Nil	70,455
Discontinued operations	Nil	5,879	(5,879)
Net loss for the period	$ (176,922)	$ (5,879)	$ 171,043

During the three months ended November 30, 2010, our net loss increased by $171,043 an increase of 2,909% from $5,879 for the three months ended November 30, 2009 to $176,922 for the three months ended November 30, 2010.

The $171,043 increase in our net loss for the three months ended November 30, 2010 was primarily caused by the change in direction of our business. There were increases in consulting expenses, office expenses, professional fees, regulatory fees, rent, repairs and maintenance, travel and wages and salaries. All of these expenses increased in conjunction with setting up our new project of manufacturing, marketing and distributing the Artzer Z-Panel.

The expenses listed under discontinued operations refer to expenses incurred while our focus was on the development of our Gate 1 mineral claim in Northern British Columbia.

Six months Ended November 30, 2010 and 2009

Our operating results for the six months ended November 30, 2010 and 2009 and the changes between those periods for the expenses are summarized as follows:

	Six months ended November 30, 2010 $	Six months ended November 30, 2009 $	Change between six months ended November 30, 2010 and November 30, 2009 $
Administrative fees	$ 20,000	$ Nil	$ 20,000
Bank charges and interest	1,159	Nil	1,159
Consulting	95,916	Nil	95,916
Entertainment	1,159	Nil	1,159
Office	15,764	Nil	15,764
Professional fees	28,229	Nil	28,229
Regulatory	3,692	Nil	3,692
Rent	10,200	Nil	10,200
Repairs and maintenance	855	Nil	855
Travel	9,165	Nil	9,165
Wages and salaries	148,880	Nil	148,880
Discontinued operations	Nil	17,168	(17,168)
Net loss for the period	$ (335,019)	$(17,168)	$ 317,851

During the six months ended November 30, 2010, our net loss increased by $317,851 an increase of 1,851% from $17,168 for the six months ended November 30, 2009 to $335,019 for the six months ended November 30, 2010.

The $317,851 increase in our net loss for the six months ended November 30, 2010 was primarily caused by the change in direction of our business. There were increases in consulting expenses, office expenses, professional fees, regulatory fees, rent, repairs and maintenance, travel and wages and salaries. All of these expenses increased in conjunction with setting up our new project of manufacturing, marketing and distributing the Artzer Z-Panel.

The expenses listed under discontinued operations refer to expenses incurred while our focus was on the development of our Gate 1 mineral claim in Northern British Columbia.

Revenues

On November 27, 2010 we entered into Agreement to Purchase contract with an unrelated company for the sale of 40,000 Artzer Z-Panels. The panels will be sold on an as needed basis at $50 per panel for a total of $2,000,000. First order includes 200 panels necessary to provide training and construction of the demo house. This contract is in effect for two years; if at the end of this period not all panels are sold, the remaining orders can be renegotiated at that time.

Over the next 12 months, aside from the above contract, we do not anticipate generating any significant revenue and we expect our operating losses to be approximately $700,000. We plan to develop our business to market the Artzer Z-Panel worldwide to areas that have been affected by natural disasters such as earthquakes, floods and hurricanes. We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our shares of common stock or that we will receive private advances.

Liquidity and Financial Condition

At November 30, 2010, we had a cash balance of $443 and negative cash flows from operations of $314,088. During the six months ended November 30, 2010, we funded our operations with cash that we received from the sale of common stock and from advances from an unrelated party.

Cash Flows

	As at
	November 30,
	2010		2009
Net Cash Used In Operating Activities	$(314,088)		$(151)
Net Cash Used In Investing Activities	$(23,359)	$	Nil
Net Cash Provided by Financing Activities	$287,000	$	Nil
Decrease in Cash During the Period	$(50,447)		$(151)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended November 30, 2010, was $314,088. We used cash primarily to cover our net loss of $335,019. Cash was also used to increase prepaids by $7,219 and to purchase inventory of $33,000. These uses of cash were offset by increases in accounts payable of $22,349, accrued liabilities and professional fees of $13,000 and $3,500, respectively. Our advances payable and due to related parties also increased by $5,339 and $16,853, respectively.

Net cash used in operating activities during the six months ended November 30, 2009, was $151. We used cash primarily to fund our net loss related to discontinued operations of $17,168. Cash was also used to reduce accrued professional fees related to discontinued operations of $99. These uses were offset by increases in accounts payable related to discontinued operations of $15,490 and accrued administrative fees related to discontinued operations of $1,630.

Net Cash Used in Investing Activities

During the six months ended November 30, 2010, we spent $23,359 on construction in progress with respect to the installation of a panel welding machine.

We did not have any investing activities during the six months ended November 30, 2009.

Net Cash Provided By Financing Activities

During the six months ended November 30, 2010, $200,000 cash was provided through the sale of 800,000 shares at $0.25 per share; $87,000 cash was provided through subscription to purchase 435,000 shares at $0.20 per share.

During the six months ended November 30, 2009 we did not have any financing activities.

Working Capital

	At	At
	November 30,	May 31,
	2010	2010
Current assets	$40,662	$50,999
Current liabilities	$(146,866)	$(85,825)
Working capital	$(106,204)	$(34,826)

Unproved Mineral Property

Gate 1 Claim

On December 15, 2006 we purchased the Gate 1 Claim near Atlin, British Columbia, Canada, comprising an area of 376.488 hectares for $1,000. The Gate 1 Claim is registered in the name of a former director and pursuant to a trust agreement is held in trust on our behalf.

At November 30, 2010, we had spent $21,058 on exploration work including a helicopter-supported magnetic survey on the Gate 1 Claim. On December 15, 2008, our company registered exploration work performed on its unproved mineral property with the Government of British Columbia, which allows our company to retain title to the claim until February 10, 2012.

Exploration of the property did not find significant mineralization and the claim was abandoned.

Challenges and Risks

On November 30, 2010, we had cash of $443. We will proceed with the manufacturing and marketing of the Artzer Z-Panel and we will have to raise additional funds to cover the costs associated with manufacturing and of marketing the panel.

Over the next 12 months, aside from the Agreement to Purchase contract, we do not anticipate generating any significant revenue and we expect our operating losses to be approximately $700,000. If we require additional funds, we anticipate this additional funding will come from equity financing from the sale of our common stock, private loans or advances. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest. We do not have any financing arranged and cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or obtain private loans or advances to fund our manufacturing and marketing program. In the absence of such financing, our business will fail.

The start-up costs associated with manufacturing the Artzer Z-Panels will initially outpace the revenues received. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

  our ability to raise additional funding;

  our ability to find markets for the Artzer Z-Panel;

  our ability to control the costs in production of the Artzer Z-Panel.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. Our company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to continue operations, confirmation of our company’s interests in the underlying properties, and the attainment of profitable operations. Our company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to manufacture and market the Artzer Z-Panels. Based upon current plans, our company expects to incur operating losses in future periods. At November 30, 2010, our company had an accumulated deficit of $690,095 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. There is no assurance that our company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should our company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contingencies and Commitments

We had no commitments or contingencies at November 30, 2010.

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

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, our company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At November 30, 2010 and May 31, 2010, our company did not have any cash equivalents.

Financial Instruments

          Concentration of Credit Risk

Financial instruments that potentially subject our company to significant concentrations of credit risk consist principally of cash. At November 30, 2010 and May 31, 2010 our company had $1 and $500, respectively, in cash that was not insured. This cash is being held by our CFO. Our company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

Inventory

Inventory consists of finished goods and is valued at the lower of cost determined by a first-in, fist-out basis, and net realizable value.

Revenue Recognition

The Company recognizes revenue from product sales or services rendered when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

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

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that result from transactions and economic events from non-owner sources. At November 30, 2010 and May 31, 2010, our company had no items that represented a comprehensive income (loss) and, therefore, did not include a schedule of comprehensive income (loss) in the financial statements.

Asset Retirement Obligations

Accounting Standard 410 Asset Retirement and Environmental Obligations (AS 410) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, AS 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At November 30, 2010 and May 31, 2010, our company did not have any asset retirement obligations.

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

At November 30, 2010, our company had issued 40,300,000 common shares and had no outstanding options or warrants.

Common Stock

On July 8, 2010 our company issued 250,000 shares for the $50,000 deposit that was received on May 13, 2010.

On July 8, 2010 our company issued 250,000 shares for the $50,000 deposit that was received on May 27, 2010.

On July 8, 2010 our company issued 120,000 shares at $0.25 per share for proceeds of $30,000.

On July 19, 2010 our company issued 280,000 shares at $0.25 per share for proceeds of $70,000.

On August 2, 2010 our company issued 400,000 shares at $0.25 per share for proceeds of $100,000.

On October 10, 2010, a deposit of $49,000 was received for 245,000 common shares subscribed, at $0.20 per share. As of the date of these financials statements, these shares have not been issued.

On November 9, 2010, a deposit of $38,000 was received for 190,000 common shares subscribed, at $0.20 per share. As of the date of these financials statements, these shares have not been issued.

On December 22, 2010, the Company received a deposit of $18,000 for 90,000 shares at $0.20. As of the date of the filing of these financials statements, these shares have not been issued.

On December 3, 2010, the Company agreed to issue 2,250,000 common shares valued at $540,000 or $0.24 per share as part of an employment agreement. As of the date of filing of these financials statements, these shares have not been issued.

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

As of November 30, 2010, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on May 26, 2006 and have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception of development stage to November 30, 2010 is $690,095. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

• our ability to market the Artzer Z-PanelTM

• our ability to generate revenues

• our ability to control production costs of the Artzer Z-PanelTM

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).

3.2	By-Laws (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on August 3, 2010).

(10)	Material Contracts

10.1	Property agreement dated December 15, 2006 between Kenneth Ralfs and Feliberto Gurat as Trustee for Forza (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).

10.2	Trust agreement dated January 17, 2007 (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).

10.3	Executive Employment Agreement dated May 1, 2010 between Paul J. Artzer (incorporated by reference from our Current Report on Form 8-K filed on June 24, 2010).

10.4	Agreement and Plan of Merger dated July 12, 2010. (incorporated by reference from our Annual Report on Form 10-K filed on September 14, 2010)

10.5	Letter of Intent with MALAMA Composites, LLC, dated September 15, 2010 (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2010)

10.6	Agreement to Purchase dated November 27, 2010. (incorporated by reference from our Current Report on Form 8-K filed on December 1, 2010).

10.7*	Executive Employment Agreement dated December 3, 2010 between Michael Lee and the Company.

Exhibit	Description

(14)	Code of Ethics

14	Financial Code of Ethics (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).

(31)	Section 302 Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Charles Thompson Slay.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Michael Lee.

(32)	Section 906 Certification

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Charles Thompson Slay.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Michael Lee.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(Registrant)

Dated: January 14, 2011	/s/ Charles Thompson Slay
Charles Thompson Slay
President, Secretary and director
(Principal Executive Officer)

Dated: January 14, 2011	/s/ Michael Lee
Michael Lee
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)