Form 10-Q
period 2011-02-28
FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
filed 2011-04-19
CIK 1393284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________to _________________________

Commission File Number 000-52796

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	71-1046926
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

5927 Balfour Court, Suite 112, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

760.585.1900
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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller	Smaller reporting company [X]
reporting company)

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 42,985,000 common shares issued and outstanding as of April 19, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended February 28, 2011, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(UNAUDITED)
	February 28,	May 31,
	2011	2010
ASSETS
Current assets:
Cash	$68	$50,890
Accounts receivable	-	109

Total current assets	68	50,999

Construction in progress	32,613	-

Total assets	$32,681	$50,999

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$80,039	$46,829
Accrued liabilities	15,576	5,000
Advances payable	35,107	33,183
Due to related parties	24,390	813

Total current liabilities	155,112	85,825

Total liabilities	155,112	85,825
Commitments and contingencies	-	-
Stockholders' deficit:
Common stock; authorized 75,000,000; $0.001 par value; 42,550,000 and 39,000,000 shares issued and outstanding at February 28, 2011 and May 31, 2010	42,550	39,000
Additional paid in capital	912,700	76,250
Common stock subscribed	225,000	205,000
Deficit accumulated during the exploration stage	(327,027)	(327,027)
Deficit accumulated during the development stage	(975,654)	(28,049)

Total stockholders' deficit	(122,431)	(34,826)

Total liabilities and stockholders' deficit	$32,681	$50,999

The accompanying notes are an integral part of these interim financial statements

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					From May 18,
					2010 (Inception of
	Three Months		Nine Months		development
	Ended February 28,		Ended February 28,		stage) to
	2011	2010	2011	2010	February 28,

Revenue:
Sales	$41,073	$-	$41,073	$-	$41,073
Cost of Goods Sold	(36,375)	-	(36,375)	-	(36,375)
Gross Profit	4,698	-	4,698	-	4,698

Operating Expenses:
Administrative fees	13,500	-	33,500	-	37,000
Bank charges and interest	671	-	1,830	-	1,925
Consulting	23,042	-	118,958	-	126,271
Entertainment	224	-	1,383	-	1,383
Office	3,859	-	19,623	-	24,208
Professional fees	4,685	-	32,914	-	36,155
Regulatory	1,709	-	5,401	-	5,401
Rent	5,100	-	15,300	-	17,000
Repairs and maintenance	-	-	855	-	855
Travel	1,410	-	10,575	-	10,575
Wages and salaries	563,084	-	711,964	-	719,579

Total operating expenses	617,284	-	952,303	-	980,352

Net loss before discontinued operations	612,586	-	947,605	-	975,654

Discontinued operations	-	5,446	-	22,614	-

Net loss for the period	$(612,586)	$(5,446)	$(947,605)	$(22,614)	$(975,654)

Net loss per share from continuing operations: Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Net loss per share from discontinued operations: Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding: Basic and diluted	41,350,000	39,000,000	40,482,637	39,000,000

The accompanying notes are an integral part of these interim financial statements

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From May 18, 2010
			(Inception of
			Development Stage)
	Nine Months Ended		to
	February 28, 2011	February 28, 2010	February 28, 2011

Cash flow from operating activities:
Net loss	$(947,605)	$(22,614)	$(975,654)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	540,000	-	540,000

Changes in operating assets and liabilities:
Accounts receivable	109	-	109
Accounts payable	33,210	-	41,090
Accrued liabilities	10,576	-	(75)
Advances payable	1,924	-	1,924
Due to related parties	23,577	-	24,065
Accounts receivable related to discontinued operations	-	(4)	-
Accounts payable related to discontinued operations	-	4,804	-
Accrued liabilities related to discontinued operations	-	(475)	-
Advances payable related to discontinued operations	-	18,075	-
Net cash used in operating activities	(338,209)	(214)	(368,541)

Cash flows from investing activities:
Payments for construction in progress	(32,613)	-	(32,613)
Net cash used in investing activities	(32,613)	-	(32,613)

Cash flows from financing activities:
Cash from issuance of common stock	200,000	-	250,000
Cash from subscription to common stock	120,000	-	120,000
Net cash provided by financing activities	320,000	-	370,000

Net decrease in cash during the period	(50,822)	(214)	(31,154)

Cash, beginning of period	50,890	1,339	31,222

Cash, end of period	$68	$1,125	$68

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non cash items:
Common shares issued for services	$540,000		$540,000
Common shares subscribed	$(100,000)	-	$(100,000)
Common shares issued	$100,000	-	$100,000

The accompanying notes are an integral part of these interim financial statements

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(FORMERLY GURATA GOLD, INC. )
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2011

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Forza Environmental Building Products, Inc. (“Forza”) was incorporated on May 26, 2006, under the laws of the State of Nevada. Until May 17, 2010, Forza’s principal business was the acquisition and exploration of mineral resources in northwestern British Columbia, Canada. On May 18, 2010, Forza announced a change in its direction to manufacture, market and distribute the Artzer Z-Panel building product. Accordingly, the Company exited the Exploration Stage and entered the Development Stage on that date. On July 19, 2010, the company changed its name to Forza Environmental Building Products, Inc. In these notes, the terms “Company”, “we”, “us” or “our” mean Forza.

Development Stage

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. The Company has produced minimal revenues from its principal business and is a development stage company, and follows Accounting Standard 915 Development Stage Entities (AS 915), where applicable.

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

Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included on Form 10-K of Forza Environmental Building Products, Inc. for the year ended May 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature. Operating results for the three and nine months ended February 28, 2011, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2010, included in the Company’s annual report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At February 28, 2011 and May 31, 2010, the Company did not have any cash equivalents.

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. At February 28, 2011 and May 31, 2010 the Company had $20 and $500 respectively, in cash that was not insured. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

The Company’s financial statements are based on a number of estimates, including accruals for estimated professional fees.

Inventory

Inventory consists of finished goods and is valued at the lower of cost determined by a first-in, fist-out basis and net realizable value.

Revenue Recognition

The Company recognizes revenue from product sales when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. During the nine months ended February 28, 2011, the Company generated $41,073 in revenue from the sales of Artzer Z-Panels. The Company did not generate any revenue during the nine months ended February 28, 2010.

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that result from transactions and economic events from non-owner sources. At February 28, 2011 and May 31, 2010, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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

At February 28, 2011, the Company had issued 42,550,000 common shares and had no outstanding options or warrants.

Stock-Based Compensation

In December 2004 Accounting Standard 718, Compensation – Stock Compensation (AS 718) was brought into effect. AS 718 eliminates the option to use the intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

At February 28, 2011 the Company had issued 2,250,000 shares as stock compensation to its CFO, at a market value of $0.24 per share.

Recent Accounting Pronouncements

We do not expect the adoption of any new accounting pronouncements to have a material impact on our financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated approximately $41,000 in revenues since inception and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to generate revenues from its manufacturing and distribution business and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. At February 28, 2011, the Company had an accumulated deficit of $1,302,681 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues to cover operating costs in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 – CONSTRUCTION IN PROGRESS

The Company has made payments of $32,613 for welding process machinery, which has not been placed in service as of February 28, 2011. The payments are related to an asset purchase agreement the Company has executed with a related party (the related party is a Company controlled by an officer of the Company) (Note 5).

NOTE 5 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties:

	February 28,	May 31,
	2011	2010

Due to the President of the Company (b)	$325	$325

Due to the CFO of the Company (c), (f)	11,042	488

Due to the VP of R&D (d)	10,734	-

Due to a relative of a major shareholder (e)	2,289	-

Total due to related parties (a)	$24,390	$813

(a) Amounts due to related parties are unsecured, bear no interest and are due on demand.
(b) During the nine months ended February 28, 2011, the Company paid the President $27,000 for consulting services he provided.
(c) During the nine months ended February 28, 2011, the Company paid the CFO $23,745 for consulting services he provided.
(d) During the nine months ended February 28, 2011, the Company paid the VP of Research & Development $20,000 pursuant to an asset purchase agreement. (Note 4)
(e) During the nine months ended February 28, 2011, the Company paid the relative of a major shareholder of the Company $13,000 for consulting services he provided.
(f) On January 18, 2011, 2,250,000 common shares were issued to the CFO at a deemed price of $0.24 per share as per an executive employment agreement. $540,000 was recorded as wages expense. (Note 6)

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

On January 18, 2011, 2,250,000 common shares were issued at a deemed price of $0.24 per share as per an executive employment agreement. $540,000 was recorded as wages expense (Note 5).

Common Stock Subscribed

On May 1, 2010, the Company agreed to issue 500,000 common shares valued at $105,000 or $0.21 per share as part of an employment agreement. The Company recorded the $105,000 as wages expense in the May 31, 2010 financial statements. As of the date of these financials statements, these shares have not been issued.

On October 10, 2010, the Company received a deposit of $49,000 for 245,000 shares at $0.20. As of the date of these financial statements, these shares have not been issued. (Note 8)

On November 9, 2010, the Company received a deposit of $38,000 for 190,000 shares at $0.20. As of the date of these financial statements, these shares have not been issued. (Note 8)

On December 9, 2010, the Company received a deposit of $5,000 for 25,000 shares at $0.20. As of the date of these financial statements, these shares have not been issued.

On December 22, 2010, the Company received a deposit of $18,000 for 90,000 shares at $0.20. As of the date of these financial statements, these shares have not been issued.

On January 13, 2011, the Company received a deposit of $10,000 for 50,000 shares at $0.20. As of the date of these financial statements, these shares have not been issued.

NOTE 7 - DISCONTINUED OPERATIONS

On May 17, 2010 the Company changed its focus from exploration of mineral properties, to manufacturing, marketing and distributing building products. The Company had the following losses from discontinued operations for the three and nine months ended February 28, 2010 and 2011.

Discontinued Operations:

	Three months ended		Nine months ended
	February 28,	February 28,	February	February 28,
	2011	2010	28, 2011	2010
Administrative fees	$-	$1,500	$-	$6,125
Bank charges and interest	-	103	-	254
Professional fees	-	2,655	-	14,542
Regulatory	-	1,188	-	1,693
Discontinued operations	$-	$5,446	$-	$22,614

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to February 28, 2011, 245,000 common shares at $0.20 per share were issued for deposit received on October 10, 2010. (Note 6)

Subsequent to February 28, 2011, 190,000 common shares at $0.20 per share were issued for deposit received on November 9, 2010. (Note 6)

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

On May 18, 2010, we announced that we had acquired the worldwide exclusive rights to manufacture, market and distribute the Artzer Z-Panel building product. The panels will be used for housing projects around the world. Our company intends to provide environmentally sound, energy-efficient materials for safe, sustainable shelter to disaster replacement building projects.

We have not been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of our business.

Results of Operations

Three months ended February 28, 2011 and 2010

Our operating results for the three months ended February 28, 2011 and 2010 and the changes between those periods are summarized as follows:

	Three months ended
			Changes between
			three months ended
			February 28, 2011
	February 28, 2011	February 28, 2010	and 2010
Revenue
Sales	$41,073	$-	$41,073
Cost of Goods Sold	(36,375)	-	(36,375)
Gross Profit	4,698	-	4,698

Operating Expenses
Administrative fees	13,500	-	13,500
Bank charges and interest	671	-	671
Consulting	23,042	-	23,042
Entertainment	224	-	224
Office	3,859	-	3,859
Professional fees	4,685	-	4,685
Regulatory	1,709	-	1,709
Rent	5,100	-	5,100
Travel	1,410	-	1,410
Wages and salaries	563,084	-	563,084
Discontinued operations	-	5,446	(5,446)
Total operating expenses	617,284	5,446	611,838
Net loss for the period	$(612,586)	$(5,446)	$(607,140)

Revenues: During the three months ended February 28, 2011 we generated $4,698 in gross profits from the sales of Artzer Z-Panels.

A portion of this revenue was a result of the Agreement to Purchase contract which we entered into with an unrelated company on November 27, 2010. This contract is for the sale of up to 40,000 Artzer Z-Panels which we agreed to sell on an as needed basis at $50 per panel for a total of $2,000,000; it is in effect for two years.

We did not generate any revenue during the three months ended February 28, 2010.

Operating expenses: During the three months ended February 28, 2011, we have incurred $617,284 in operating expenses. These expenses were primarily caused by the change in direction of our business. There were increases in consulting expenses, office expenses, professional fees, regulatory fees, rent, administrative fees, travel and wages and salaries. Part of increase in wages and salaries was represented by $540,000 in stock based compensation to our former CFO, who we agreed to issue 2,250,000 restricted shares of common stock at $0.24 per share. All of these expenses increased in conjunction with setting up our new project of manufacturing, marketing and distributing the Artzer Z-Panel.

During the three months ended February 28, 2010 we have incurred $5,446 in operating expenses. These expenses are listed under discontinued operations and refer to expenses incurred while our focus was on the development of our Gate 1 mineral claim in Northern British Columbia.

Net Loss: During the three months ended February 28, 2011, our net loss increased from $5,446 for the three months ended February 28, 2010 to $612,586 for the three months ended February 28, 2011. The $607,140 or 11,148% increase was due to the change in direction of our business.

Nine months ended February 28, 2011 and 2010

Our operating results for the nine months ended February 28, 2011 and 2010 and the changes between those periods are summarized as follows:

	Nine months ended		Changes between
			nine months ended
			February 28,2011
	February 28,2011	February 28,2010	and 2010
Revenue:
Sales	$41,073	$-	$41,073
Cost of Goods Sold	(36,375)	-	(36,375)
Gross Profit	4,698	-	4,698

Operating Expenses
Administrative fees	33,500	-	33,500
Bank charges and interest	1,830	-	1,830
Consulting	118,958	-	118,958
Entertainment	1,383	-	1,383
Office	19,623	-	19,623
Professional fees	32,914	-	32,914
Regulatory	5,401	-	5,401
Rent	15,300	-	15,300
Repairs and maintenance	855	-	855
Travel	10,575	-	10,575
Wages and salaries	711,964	-	711,964
Discontinued operations	-	22,614	(22,614)
Total operating expenses	952,303	22,614	929,689
Net loss for the period	$(947,605)	$(22,614)	$(924,991)

Revenues: During the nine months ended February 28, 2011, we generated $4,698 in gross profits from the sales of Artzer Z-Panels.

A portion of this revenue was a result of the Agreement to Purchase contract which we entered into with an unrelated company on November 27, 2010. This contract is for the sale of up to 40,000 Artzer Z-Panels which we agreed to sell on an as needed basis at $50 per panel for a total of $2,000,000; it is in effect for two years.

We did not generate any revenue during the nine months ended February 28, 2010.

Operating Expenses: During the nine months ended February 28, 2011, we have incurred $952,303 in operating expenses. These expenses were primarily caused by the change in direction of our business. There were increases in consulting expenses, office expenses, professional fees, regulatory fees, rent, administrative fees, travel and wages and salaries. Part of increase in wages and salaries was represented by $540,000 in stock based compensation to our former CFO, who we agreed to issue 2,250,000 restricted shares of common stock at $0.24 per share. All of these expenses increased in conjunction with setting up our new project of manufacturing, marketing and distributing the Artzer Z-Panel.

During the nine months ended February 28, 2010 we have incurred $22,614 in operating expenses. These expenses are listed under discontinued operations and refer to expenses incurred while our focus was on the development of our Gate 1 mineral claim in Northern British Columbia.

Net Loss: During the nine months ended February 28, 2011, our net loss increased from $22,614 for the nine months ended February 28, 2010 to $947,605 for the nine months ended February 28, 2011. The $924,991 or 4,090% increase was mainly due to the change in direction of our business.

Liquidity and Financial Condition

At February 28, 2011, we had a cash balance of $68 and negative cash flows from operations of $338,209. During the nine months ended February 28, 2011, we funded our operations with cash that we received from the sale of common stock.

Cash Flows

	As at
	February 28,
	2011	2010
Net Cash Used In Operating Activities	$(338,209)	$(214)
Net Cash Used In Investing Activities	(32,613)	-
Net Cash Provided by Financing Activities	320,000	-
Decrease in Cash During the Period	$(50,822)	$(214)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2011, was $338,209. We used cash primarily to cover our net loss of $947,605. This use of cash was offset by a decrease in accounts receivable of $109 and increases in accounts payable and accrued liabilities of $33,210 and $10,576, respectively. Our advances payable and due to related parties also increased by $1,924 and $23,577, respectively. We have also recorded $540,000 in stock-based compensation to our former CFO, who resigned on March 18, 2011.

Net cash used in operating activities during the nine months ended February 28, 2010, was $214. We used cash primarily to fund our net loss related to discontinued operations of $22,614. Cash was also used to reduce accrued liabilities related to discontinued operations of $475. These uses were primarily offset by increases in accounts payable and advances payable to related parties related to discontinued operations of $4,804 and 18,075, respectively.

Net Cash Used in Investing Activities

During the nine months ended February 28, 2011, we spent $32,613 on construction in progress with respect to the installation of a panel welding machine.

We did not have any investing activities during the nine months ended February 28, 2010.

Net Cash Provided By Financing Activities

During the nine months ended February 28, 2011, $200,000 cash was provided through the sale of 800,000 shares at $0.25 per share; $120,000 cash was provided through subscription to purchase 600,000 shares at $0.20 per share.

During the nine months ended February 28, 2010 we did not have any financing activities.

Working Capital

	At	At
	February 28,	May 31,
	2011	2010
Current assets	$68	$50,999
Current liabilities	(155,112)	(85,825)
Working capital	$(155,044)	$(34,826)

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

Challenges and Risks

On February 28, 2011, we had cash of $68. If we are to proceed with the manufacturing and marketing of the Artzer Z-Panel, we will have to raise additional funds to cover the costs associated with manufacturing and marketing of the panel.

Over the next 12 months, aside from the Agreement to Purchase contract, we do not anticipate generating any significant revenue and we expect our operating losses to be approximately $700,000. We anticipate that the additional funding required for operating activities will come from equity financing from the sale of our common stock, private loans or advances. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest. We do not have any financing arranged and cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or obtain private loans or advances to fund our manufacturing and marketing program. In the absence of such financing, our business will fail.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. Our company has generated only minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to continue operations, confirmation of our company’s interests in the underlying properties, and the attainment of profitable operations. Our company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to manufacture and market the Artzer Z-Panels. Based upon current plans, our company expects to incur operating losses in future periods. At February 28, 2011, our company had an accumulated deficit of $1,302,681 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. There is no assurance that our company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should our company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contingencies and Commitments

We had no commitments or contingencies at February 28, 2011.

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

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, our company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At February 28, 2011 and May 31, 2010, our company did not have any cash equivalents.

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject our company to significant concentrations of credit risk consist principally of cash. At February 28, 2011 and May 31, 2010 our company had $20 and $500, respectively, in cash that was not insured. This cash was held by our former CFO. Our company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

Our company’s financial instruments include cash, deposit receivable, accounts payable, accrued administrative fees, professional fees and advances payable. The fair values of these financial instruments approximate their carrying values due to their short maturities.

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

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that result from transactions and economic events from non-owner sources. At February 31, 2011 and May 31, 2010, our company had no items that represented a comprehensive income (loss) and, therefore, did not include a schedule of comprehensive income (loss) in the financial statements.

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

At February 28, 2011, our company had issued 42,550,000 common shares and had no outstanding options or warrants.

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

On October 10, 2010, a deposit of $49,000 was received for 245,000 common shares subscribed, at $0.20 per share. These shares were issued subsequent to February 28, 2011.

On November 9, 2010, a deposit of $38,000 was received for 190,000 common shares subscribed, at $0.20 per share. These shares were issued subsequent to February 28, 2011.

On December 3, 2010, the Company agreed to issue 2,250,000 common shares valued at $540,000 or $0.24 per share as part of an employment agreement. These shares were issued on January 18, 2011.

On December 9, 2010, the Company received a deposit of $5,000 for 25,000 shares at $0.20. As of the date of the filing of these financials statements, these shares have not been issued.

On December 22, 2010, the Company received a deposit of $18,000 for 90,000 shares at $0.20. As of the date of the filing of these financials statements, these shares have not been issued.

On January 13, 2011, the Company received a deposit of $10,000 for 50,000 shares at $0.20. As of the date of the filing of these financials statements, these shares have not been issued.

Stock-Based Compensation

In December 2004 Accounting Standard 718, Compensation – Stock Compensation (AS 718) was brought into effect. AS 718 eliminates the option to use the intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

On December 3, 2010, the Company agreed to issue 2,250,000 common shares valued at $540,000 or $0.24 per share as stock-based compensation pursuant to an employment agreement. These shares were issued on January 18, 2011.

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

As of February 28, 2011, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on May 26, 2006 and have realized only minimal revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception of development stage to February 28, 2011 is $975,654. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

10.2	Trust agreement dated January 17, 2007 (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).
10.3	Executive Employment Agreement dated May 1, 2010 between Paul J. Artzer (incorporated by reference from our Current Report on Form 8-K filed on June 24, 2010).
10.4	Agreement and Plan of Merger dated July 12, 2010. (incorporated by reference from our Annual Report on Form 10-K filed on September 14, 2010)
10.5	Letter of Intent with MALAMA Composites, LLC, dated September 15, 2010 (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2010)
10.6	Agreement to Purchase dated November 27, 2010. (incorporated by reference from our Current Report on Form 8-K filed on December 1, 2010).
10.7	Executive Employment Agreement dated December 3, 2010 between Michael Lee and the Company.
(14)	Code of Ethics
14	Financial Code of Ethics (incorporated by reference to our registration statement on Form SB-2 filed on August 16, 2007).
(31)	Section 302 Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Charles Thompson Slay.
(32)	Section 906 Certification
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Charles Thompson Slay.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORZA ENVIRONMENTAL BUILDING PRODUCTS, INC.
(Registrant)

Dated: April 19, 2011	/s/ Charles Thompson Slay
Charles Thompson Slay
President, Secretary and director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)